Form 10-K
period 2023-06-30
CHARLES & COLVARD LTD
filed 2023-10-12
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of its effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price of such stock as reported on The Nasdaq Capital Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was December 31, 2022, was $20,668,921.

There were 30,523,705 shares of our common stock, no par value per share, outstanding as of October 6, 2023.

DOCUMENT INCORPORATED BY REFERENCE

Certain portions of the Definitive Proxy Statement for Charles & Colvard, Ltd., are incorporated by reference into Part III of this Form 10-K. The 2023 Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

CHARLES & COLVARD, LTD.

FORM 10-K
For the Fiscal Year Ended June 30, 2023

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, (1) our business and our results of operations could be materially adversely affected as a result of general economic and market conditions; (2) our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives; (3) we face intense competition in the worldwide gemstone and jewelry industry; (4)our information technology, or IT, infrastructure, and our network has been and  may be impacted by a cyber-attack or other security incident as a result of the rise of cybersecurity events; (5) constantly evolving privacy regulatory regimes are creating new legal compliance challenges; (6) we have historically been dependent on a single supplier for substantially all of our silicon carbide, or SiC crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed; (7) we are subject to certain risks due to our international operations, distribution channels and vendors; (8) our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis;  (9) we are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products; (10)  we may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation; (11) the effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results, and cash flows are uncertain; (12) seasonality of our business may adversely affect our net sales and operating income;  (13) our operations could be disrupted by natural disasters; (14) sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control; (15) our current customers may potentially perceive us as a competitor in the finished jewelry business; (16) if the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected; (17) governmental regulation and oversight might adversely impact our operations; (18) the execution of our business plans could significantly impact our liquidity; (19) we are subject to arbitration, litigation and demands, which could result in significant liability and costs, and impact our resources and reputation; (20) the financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results; (21) negative or inaccurate information on social media could adversely impact our brand and reputation; (22) we rely on assumptions, estimates, and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business; (23) we may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business; (24) environmental, social, and governance matters may impact our business, reputation, financial condition, and results of operations; (25) if we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer; (26) our failure to maintain compliance with The Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock; (27) some anti-takeover provisions of our charter documents may delay or prevent a takeover of our Company; and (28) we cannot guarantee that our share repurchase program will be utilized to the full value approved, or that it will enhance long-term stockholder value and repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission, or SEC, that discuss other factors relevant to our business.

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

One of our unique differentiators, moissanite – The World’s Most Brilliant Gem® – is core to our ambition to create a movement around environmentally and socially responsible fine jewelry that is as exquisite as it is ethical. We believe that we are leading the way in delivering the premium moissanite brand through technological advances in gemstone manufacturing, cutting, polishing, and setting. By coupling what we believe to be unprecedented moissanite jewels with responsibly sourced precious metals, we are delivering a uniquely positioned product line for the conscientious consumer. Our Caydia® lab grown diamonds are hand selected by our Gemological Institute of America, or GIA, certified gemologists to meet Charles & Colvard’s uncompromising standards and validated by independent third-party experts. Our Caydia® lab grown diamonds are available currently in E, F, and G color grades (based on the GIA’s color grading scale) with a minimum clarity in accordance with the GIA’s VS1 clarity classification along with excellent polish and symmetry. All of our Caydia® lab grown diamonds as well as our moissanite gemstones are set with responsibly-sourced, mostly recycled precious metals.

Our strategy is to build a globally revered and ethical brand of lab created gemstones and finished jewelry that appeal to a wide consumer audience. We believe this strategy leverages our advantages of being the original and leading worldwide source of Charles & Colvard Created Moissanite® and offering a curated assortment of jewelry featuring Caydia® lab grown diamonds, which together we believe offers an ideal combination of ethics, quality, and value. We believe a direct relationship with consumers is important to this strategy, which entails delivering tailored educational content, engaging in dialogue with our audience, and positioning our brand to meet the demands of today’s conscious and ethically minded consumer.

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

We sell loose moissanite jewels, lab grown diamonds, and finished jewelry set with these gems through two operating segments: our Online Channels segment, which encompasses our digital properties components, comprised of our charlesandcolvard.com, charlesandcolvarddirect.com, and moissaniteoutlet.com websites, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers, including end-consumers through our first Charles & Colvard Signature Showroom, which opened in October 2022.

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

Cybersecurity Event

On or about June 28, 2023, we identified a cybersecurity incident that temporarily disrupted the Company’s IT network and resulted in some limited downtime for certain systems. Upon discovery, we took immediate action to activate our incident response and business continuity protocols. We took immediate action to contain the incident, and appropriate incident response professionals were engaged to assist in investigating the nature and scope of the event and to further harden the Company’s defenses. Through investigation, we confirmed that this event was related to an apparent ransomware attack involving the unauthorized encryption of some Company files and the deployment of malware.

Our investigation revealed no evidence that any sensitive customer data was compromised as a result of this incident, and our relationship with our customers has not been negatively impacted. We have worked closely with engaged security specialists to assist in the review and assessment of our information technology controls, and, subsequent to June 30, 2023, we implemented recommended strengthening of our access requirements, and improved our unauthorized access detection.

Subsequent to June 30, 2023, we temporarily implemented manual processes to conduct our operations with as little disruption to production as possible. All major systems, including our enterprise resource planning, or ERP, financial systems and affected manufacturing and service operations, were restored as quickly as possible from available backups, and the incident did not have a material impact on the operations of our business operating segments. No payments were made to the ransomware threat actors.

We have incurred costs in the first quarter of the fiscal year ending June 30, 2024, or Fiscal 2024, and expect to continue to incur costs in connection with this incident. In the first quarter of 2024, these costs have been primarily comprised of various third-party consulting services, including forensic experts, restoration experts, legal counsel, and other information technology professional expenses, enhancements to our cybersecurity measures, costs to restore our systems and access our data, and employee-related expenses, including with respect to increased overtime. We expect to incur these, and other costs related to this incident in the future.

Additional information on the risks we face related to this event and other potential cybersecurity incidents is included in Part I, Item 1A., “Risk Factors.”

Inflation

Heightened levels of inflation and the worsening of macroeconomic conditions present a risk for us, our suppliers, and the stability of the broader retail and e-commerce industry. During the fiscal year ended June 30, 2023, or Fiscal 2023, we have experienced impacts to our labor and overhead rates and suppliers have signaled inflation-related cost pressures, which have flowed, and we expect will continue to flow through to our costs and pricing. While we have seen adverse impact from inflation on our financial results in Fiscal 2023, if inflation remains at current levels for an extended period, or increases further, and we are unable to successfully mitigate the impact, our costs are likely to continue to increase, resulting in further pressure on our revenues, margins, and cash flows in Fiscal 2024. In addition, inflation, and the increases in the cost of borrowing from rising interest rates could constrain the overall purchasing power of our customers for our products and services, in particular in the near term to the extent inflation assumptions are less than current inflationary pressures. We remain committed to our ongoing efforts to increase the efficiency of our operations and improve the cost competitiveness and affordability of our products and services, which may, in part, offset cost increases and the adverse effects from inflation.

We discuss our strategic outlook, key strategies, and general economic and market conditions for Fiscal 2024 in Part I, Item 1, “Business” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

COVID-19 Update

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

For additional risks to the Company related to the COVID-19 pandemic, see “Part I, Item 1A. Risk Factors”.

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

Our Strategic Outlook

Our key strategic goals for Fiscal 2024 are as follows:

Global Brand Awareness

We plan to continue strengthening the fine jewelry brand we have been building for nearly three decades. As the consumer landscape continues to shift and factors beyond price, craftmanship, and origin are driving decisions to purchase, brand equity is more important than ever. We will continue investing in paid media campaigns targeting the trade and consumers as we reinforce our Made, not Mined™ provenance. We will also remain steadfast in our quest for sustained top-line organic growth as our brand messaging resonates with new audiences.

Diversified Product Categories

We will continue to evaluate opportunities for growth with synergistic brands, products, and verticals beyond our current offerings. Emerging consumer trends and data will inform new product lines, collections, and partnerships with designers and influencers. We will explore strategic alliances to fuel growth and deliver incremental long-term shareholder value while prioritizing our sustainable practices and core values.

Innovative Technology

Evolving technology continues to shape how consumers discover, research, and ultimately purchase. We will continue to invest strategically in technology to service customers in existing and new outlets. Our investments in innovative technology, artificial intelligence, and predictive analytics will further maximize our ability to be agile and efficient in our business. We will enhance our consumer experience through immersive virtual selling and fully customizable products driven by actionable data.

We will work to capitalize on these strategic goals to deliver top-line growth and strong financial results in the coming fiscal year. We believe that by implementing innovative technological solutions and developing operational efficiencies, we will position ourselves for scalability and sustained, disciplined growth in the years ahead. We plan to make additional investments in our internal technology-driven systems that lead to further operational efficiencies and improvements that we expect will drive down costs and help us deliver on our profitability targets. We will also remain cognizant of opportunistic strategic alliances and business arrangements that would lead to incremental long-term shareholder value.

Distributing to the Online Channels Segment

Driven by continuously updating our understanding of our audience, through e-commerce and online retail data analytics as well as research through social media and customer service channels, we proactively engage our consumers through a multi-channel digital marketing strategy, including live streaming marketing content from the broadcast studio in our corporate headquarters. We believe that this approach is an online extension of the sales team and a valuable tool that our marketing team utilizes for video content production, live-stream shopping, designer and influencer interviews, and fashion photography. Our goal is to continue growing our direct relationship and personal contact with the consumer which we believe will drive consumer interest across all of our direct-to-consumer selling channels.

Our approach for marketing directly to the consumer in our Online Channels segment includes the following types of communication channels: (i) organic social media; (ii) paid advertising (including, but not limited to, search engine marketing, display ads, video ads, and social media advertising); (iii) live-streaming marketing content and video shopping opportunities (through our own broadcast studio); (iv) email; (v) public relations; (vi) product and style influencers; (vii) digital content creators; and (viii) our own websites. In addition, our marketing approach comprises the following content types: (i) photography; (ii) videos; (iii) interactive immersive experiences (including but not limited to, online personal concierge shopping assistance); and (iv) user-generated content.

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

Following are our principal online transactional channels:

charlesandcolvard.com. We believe that we will continue to enhance our primary transactional website to optimize the platform for the online mobile consumer – whether shopping on a computer at home or a mobile device – and to improve our customers’ experiences. Programs such as free shipping, a 30-day returns policy, and an enhanced and personalized shopping experience have been and will continue to be improved and rolled out over time. With data collected through web analytics and through user surveys that reveal how consumers use the site, we are in a continual state of optimizing the buying experience, thereby making it easier for shoppers to browse, sort, and compare. Where possible, we utilize these data to inform the selection of new, innovative technologies to further enhance our users’ experience, including technologies provided by such partners as Amazon Pay, Affirm, Inc., and PayPal Holdings, Inc., or PayPal, for financing purchases, Braintree, a service of PayPal, for ease of transfer, and Flow Commerce, Inc., or Flow, which is a company that specializes in facilitating cross-border global trade and e-commerce services. Our goal is to remain continually focused on improving our customers’ experience.

moissaniteoutlet.com. In 2021, we launched a second direct-to-consumer website, moissaniteoutlet.com, which is a product disposition channel that we believe complements our global positioning and what we believe is our dominance in the moissanite gemstone market. With this launch, we introduced our moissaniteoutlet.com product assortments to end-consumers, drop-ship retail partners, and the third-party marketplace, Amazon.com. Our website, moissaniteoutlet.com, is an e-commerce shopping destination that caters to the opportunistic and bargain-seeking consumer base for our moissanite products. We believe this new online property allows us to monetize our raw material and finished goods inventory, thus minimizing product shrinkage and waste. As a unique online shopping destination with a very different product offering strategy, we believe moissaniteoutlet.com rounds out our product offerings with quality discounted jewelry products allowing us to serve a broader range of demographics and consumers. Our product assortment on moissaniteoutlet.com includes moissanite rings, earrings, pendants, and bracelets, as well as jewelry set with colored moissanite, and other lab created colored gemstones. From time to time, we plan to continue featuring daily pricing deals and flash product sales on moissaniteoutlet.com to encourage consumers to take advantage of favorable pricing opportunities.

Charles & Colvard Direct. In May 2023, we launched charlesandcolvarddirect.com, a direct-to-wholesaler sales portal, which is a gemstone product disposition wholesale outlet, that we believe complements our standing in the wholesale moissanite and lab grown diamond gemstone market. With this launch, we introduced our gemstone product assortments to a broader group of domestic and international gemstone wholesalers. Our product assortment on charlesandcolvarddirect.com includes moissanite and lab grown diamond rings, earrings, pendants, and bracelets, as well as jewelry set with other lab created colored gemstones.

Cross-Border Trade. Through the ongoing application of cross-border trade, or CBT, technology, such as building our relationship with Flow, we believe CBT continues to be an ongoing opportunity in Fiscal 2024 and beyond. We believe that Flow’s technological platform helps such global enterprises create a positive and localized shopping experience for their international customers while helping to provide a complete and accurate record of CBT transactions for the enterprise.

Marketplaces. We continue to see a large majority of buyers start their online shopping experience utilizing a worldwide web search. In fact, according to jumpshot®, a global content management and digital intelligence firm that tracks marketplace data, more than 50% of those web searches continue to originate on Amazon. That number continues skewing even higher within the Millennial demographic in that Amazon is the online search brand Millennials continue to identify as most relevant based on a finding by the Pew Research Center, a nonpartisan fact-based think tank. Therefore, we have made a point to maintain a prominent presence on Amazon, achieving Seller-Fulfilled Prime status, which means we have the option of fulfilling orders with the same benefits of Amazon Prime. This continues to enable us to be positioned more prominently in Amazon’s search platform and to take advantage of their negotiated shipping rates and service levels that, in turn, lowers our overall shipping costs. This status is available through Amazon to only those sellers who have a history of fulfilling orders quickly and maintaining appropriate levels of stock. Our marketplace relationship with Amazon includes, in addition to domestic websites, international locations, including websites in the United Kingdom, or U.K., and Western Europe. We also continue to have a market presence on eBay and a multitude of other specialty marketplaces, allowing us to meet our customers when and where they want to buy. Our goal remains to continue optimizing our presence on these marketplaces and to continue expanding into new untapped regions and platforms where we have identified cost-effective opportunities.

Pure-Play E-tailers. According to a July 2022 report from Statista, a global provider of retail market and consumer driven data, approximately 25% of total retail sales worldwide are forecasted to become e-commerce centric by 2025. As consumers continue maintaining an online shopping presence and become more digitally savvy, new businesses have gained traction by tailoring their products, services, and experiences to specific consumer preferences. We believe that these pure-play e-tailers offer unique opportunities for us to feature our gemstones and fine jewelry and connect with their loyal consumer audiences.

Charles & Colvard Signature Showrooms. In October 2022, we opened our first Charles & Colvard Signature Showroom, which we believe complements and expands our omnichannel brand strategy in the fine jewelry space. This showroom is located in our corporate headquarters in North Carolina’s Research Triangle Park. We believe that consumers are responding positively to our patented Signature Collection designs as well as a wide assortment of Forever One™ moissanite and Caydia® lab grown diamond fine jewelry.

Drop Ship Retail. In an effort to expand their product offerings and assortments, many retailers utilize direct fulfillment from their vendors to their consumers, or drop-ship, as it enables them to offer a more robust assortment online without having to physically take ownership of the goods in their warehouse. These retailers often seek socially and environmentally responsible brands to serve the demand for conscientious product selection from their audiences. Since we began direct-to-consumer drop-shipping products in 2013, we have refined our digital information technology and operations capabilities to support these partnering arrangements in multiple ways, including fully integrated electronic data interchange, or EDI, solutions for inventory management, order processing, and invoicing. Operationally, we continue maintaining in-stock rates and leveraging our centralized distribution and fulfillment facility to meet partner service-level agreements, or SLAs, for shipments and returns. We plan to continue seeking new and strategic alliance relationships as well as optimizing existing arrangements throughout Fiscal 2024 and beyond.

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

International Manufacturers and Distributors. In order to create global awareness and exposure for our lab created gemstones, jewelry, and brands, we sell loose moissanite and lab created diamond gems, as well as finished jewelry featuring these gemstones, to international wholesale distributors and finished jewelry manufacturers at distributor prices, that in turn sell the actual loose jewels or set the loose jewels in mountings and sell the finished jewelry to brick-and-mortar and online retailers. We currently have numerous international wholesale distributors based in the U.K., Western Europe, Australia, Canada, Hong Kong, India, Japan, China, the Netherlands, Singapore, and South Africa. Some of these distributors typically sell into neighboring countries and the extended geographic regions where they may be located. Additionally, from time to time, we have placed loose moissanite jewels and finished jewelry inventory with select international distributors on a consignment basis. We continue to evaluate our channel strategy for international distributors, which may result in a change to our historical international distributor methods and strategic partners. A portion of our international sales consists of finished jewels sold internationally that may be re-imported to U.S. retailers.

For a discussion of our largest customers for the fiscal years ended June 30, 2023 and 2022, see Note 14 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Seasonality

Sales in the retail jewelry industry are typically seasonal due to increased consumer purchases during the calendar year-end holiday season and during other holiday periods such as Valentine’s Day and Mother’s Day. Because historically we have primarily sold our loose moissanite gemstones and finished jewelry featuring moissanite, at wholesale pricing to distributors, manufacturers, and retailers, our sales to support the holiday season have largely taken place during the beginning of the fourth calendar quarter, depending on the sales channel and the level of advanced planning and production our customers undertook. However, the effect of seasonality on our business is also impacted by the timing of orders we receive to support new or expanded distribution and the level of current inventory positions held by our customers. In recent years, we experience a higher degree of seasonality in the fourth calendar quarter than we have experienced in prior years primarily as a result of the increased calendar year-end holiday season sales to end consumers through our Online Channels segment. In future periods, we expect direct to consumer sales of our finished jewelry featuring both moissanite and lab grown diamonds to increase as a percentage of total sales. We anticipate a seasonality trend more typical with the retail jewelry industry, and these factors may significantly affect our results of operations in a given quarter.

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

Lab Grown Diamond

Lab grown diamond materials have been synthesized since the early 1940s and eventually made their way into industrial applications during the next decade. Originally, this process was used mainly for producing diamond products used in industrial applications such as diamond-tipped drill bits and commercial-grade abrasives as well as products used for unique specialized surgical equipment within the medical field. In 1955, scientists discovered a way to duplicate the conditions in a laboratory setting under which diamonds may be naturally developed. Inside a high-pressure cell, carbon atoms are subjected to intense levels of heat and pressure, until the atoms grow and crystalize on seed crystals as a man-made diamond. More recently, an advanced technological method for creating diamonds, known as chemical vapor deposition, or CVD, mimics the method of natural diamond formations. CVD uses extreme pressure and a heated mixture of methane and hydrogen gases to produce gem-quality lab grown diamonds that are used in the fine jewelry industry. Lab grown diamonds may be cut and polished in the same manner as natural diamonds, producing identically optical, physical, and chemical properties as their mined diamond counterpart. The gemstone physical properties table set forth above denotes the range of physical attributes that are consistent for both mined and lab grown diamonds.

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

Products and Product Development

Moissanite Jewels

Historically, we primarily sold legacy moissanite jewels including Forever Classic™ and Forever Brilliant®. In 2015, we announced availability of our premier product, the first colorless moissanite jewel, Forever One™, which grades from colorless (D-E-F) to near-colorless (G-H) using the GIA’s color grading scale. With the sales growth we experienced from this product launch, we have continued to expand our Forever One™ product line with additional shapes and sizes. Today, we offer Forever One™ in more than 30 cuts, and a multitude of sizes ranging from melee accent stones as small as 0.002 carats to gemstones up to 6.32 carats, and our Exotics line of products that are as large as 15.55 carats diamond equivalent weight, or DEW.

In 2018, we announced the availability of a new grade of gemstone, Moissanite by Charles & Colvard®. We believe that, with the exception of our own colorless moissanite jewel, Forever One™ our latest gemstone, is a cut above other moissanite on the market. The distinction between Forever One™ and Moissanite by Charles & Colvard® is made through our applied expertise throughout the design and manufacturing process summarized below and described in more detail in “Manufacturing and Quality Assurance”. We believe that due to the discerning approach we take to ensure the quality of Forever One™, it remains far above any other comparable gemstone offering available today. By closely evaluating clarity, color, and cut, we are able to determine which gemstones meet our quality standards for Forever One™, and those that fit within one of the classifications for our multiple grade Moissanite by Charles & Colvard® gemstones.

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

Source of Moissanite Raw Material

Our moissanite jewels are made from gem-grade SiC crystals. Our primary supplier of SiC crystals is Wolfspeed with which we have certain exclusive supply rights for SiC crystals to be used for gemstone applications. In addition, based on the terms of the Supply Agreement with Wolfspeed, as amended, described below, we are permitted to purchase certain amounts of SiC materials from third parties under limited conditions. We source the metals used for our finished jewelry, including white, yellow, and rose gold, platinum, tantalum, titanium, and sterling silver, from a number of domestic and international manufacturers located in the U.S., China, India, Mexico, Costa Rica, Hong Kong, Vietnam, or Portugal. In line with our goal of providing socially and ethically sourced products, we require suppliers to adhere to our stringent supplier guidelines, as well as to certify that their gold and tantalum are coming from conflict-free sources and that all precious metals supplied to us are responsibly sourced.

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

Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of June 30, 2023.

During the fiscal years ended June 30, 2023 and 2022, the Company purchased approximately $1.80 million and $6.29 million, respectively, of SiC crystals from Wolfspeed. The Company has made no purchases of SiC crystals during the nine-month period ended June 30, 2023 while in discussions regarding the terms of the Supply Agreement. Such discussions included potential renegotiation of the Supply Agreement, but the parties have not come to an agreement.

On July 28, 2023, Wolfspeed initiated a confidential arbitration against us for breach of contract claiming damages, plus interest, costs, and attorneys’ fees. Wolfspeed has alleged that the Company failed to satisfy the purchase obligations provided in the Supply Agreement for Fiscal 2023 in the amount of $4.25 million and failed to pay for $3.30 million of SiC crystals Wolfspeed delivered to us. Wolfspeed further alleges that the Company intends to breach our remaining purchase obligations under the Supply Agreement, representing an additional $18.5 million in alleged damages.

While the Company is evaluating Wolfspeed’s claims, we dispute the amount sought, and we intend to vigorously defend our position, including asserting rights and defenses that the Company may have under the Supply Agreement, at law and in equity. A hearing has not yet been scheduled. The final determinations of liability arising from this matter will only be made following comprehensive investigations, discovery and arbitration processes.

For more information regarding the second amendment to our Supply Agreement, executed on August 26, 2020, and the Wolfspeed Arbitration Matter, see Item 3, “Legal Proceedings”, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 10 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Lab Grown Diamonds

In September 2020, we announced our expansion into the lab grown diamond product market business with the launch of Caydia®, an exclusive brand of premium lab grown diamonds. Our Caydia® lab grown diamonds are hand selected by our GIA certified gemologists to meet Charles & Colvard’s standards and validated by independent third-party experts. Our Caydia® lab grown diamonds are currently available in E, F, and G color grades (based on the GIA’s color grading scale) with a minimum clarity in accordance with the GIA’s VS1 clarity classification along with excellent cut, polish, and symmetry.

Lab Grown Diamond Finished Jewelry

We began offering finished jewelry featuring our Caydia® premium lab grown diamonds in September 2020. In addition to our core designs that include stud earrings, solitaire and multiple-gemstone rings, pendants, and bracelets, we are also selling a curated assortment of designer inspired luxury fashion finished jewelry featuring our Caydia® premium lab grown diamonds. The primary components of our Caydia® lab grown diamond finished jewelry are loose lab grown diamonds set with responsibly sourced precious metals. We source the metals used for finished jewelry set with our Caydia® lab grown diamonds, including white, yellow, and rose gold, platinum, tantalum, titanium, and sterling silver, from a number of domestic and international manufacturers located in the U.S., China, India, Mexico, Costa Rica, Hong Kong, Vietnam, Thailand, or Portugal. In line with our goal of providing socially and ethically sourced products, we require suppliers to adhere to our stringent supplier guidelines, as well as to certify that their gold and tantalum are coming from conflict-free sources and that all precious metals supplied to us are responsibly sourced.

Sources of Lab Grown Diamond Raw Material

Our premium lab grown diamonds are made by a select group of third-party manufacturers from what we believe is the most technologically advanced method for lab grown gem-quality diamonds used in the fine jewelry industry. We purchase both rough and faceted lab grown diamonds from established foreign and domestic suppliers that comprise a supply chain which we believe meets our rigid quality standards.

Intellectual Property

We have certain trademarks and pending trademark applications that support our moissanite and lab grown diamond branding strategy. In addition, we have certain issued design patents that we believe will differentiate our products in the jewelry industry. Previously, we held several U.S. product and production process patents for moissanite jewels that expired in 2015. We also held these same patents in 25 foreign jurisdictions, primarily across Asia and Europe, that expired in 2016, with one in Mexico that expired in Fiscal 2021. Since the expiration of our patents, we have noted new providers of moissanite entering the market. We know how challenging it is to create high-quality moissanite and achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain.

Our success and our ability to compete successfully depends in part upon our proprietary technology, which includes,  among others, cutting and faceting. In addition to our design patents, we rely on trade secret laws and employee, consultant, and customer confidentiality agreements to protect certain aspects of our technology. We currently are not subject to any claims that our products or processes infringe on the proprietary rights of third parties.

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

The key steps involved in the manufacturing processes of our moissanite jewels are as follows:

Growing Gem-Grade Raw SiC Crystals. SiC crystal growth suitable for gem-grade usage at commercial quantities is proprietary both in design and in operational methodology. To date, Wolfspeed has grown the majority of our SiC crystals in accordance with the terms of the Supply Agreement; in addition, we have the ability to source and develop alternative SiC material should the need arise. We routinely evaluate the yield and quality of saleable moissanite jewels from SiC crystals. The yield of saleable jewels from each crystal is one of the most significant factors affecting the volume and cost of moissanite jewels available for sale. Yield is dependent on the quality of the crystals, and variations in crystal quality can adversely affect our gross margin percentage.

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

Moissanite Finished Jewelry

Our line of finished jewelry featuring moissanite is developed by a team of industry experts integrating our moissanite jewels into many forms of jewelry, generally made of responsibly sourced precious metals, either designed or purchased by us utilizing a core group of suppliers, manufacturers, and finishers. In addition to our Limited Lifetime Warranty offered on our moissanite jewels, we provide a twelve-month Limited Warranty on all finished jewelry featuring our moissanite, and on jewelry designs that do not contain our moissanite gemstones, such as men’s wedding bands.

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

Lab Grown Diamonds

To ensure a premium lab grown diamond product standard, the quality assurance process for Caydia® gems 0.50 carat weight or larger are individually hand selected by our GIA certified diamond graders to meet our strict and uncompromising quality standards. The quality and physical characteristics of each lab grown diamond are also validated by independent third-party gemologists. Each lab grown diamond 0.50 carats or larger is inscribed with a unique, registered serial number on the girdle and is accompanied by a certification of authenticity.

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

Each finished jewelry item we sell, set with our Caydia® gems, is inspected by our in-house diamond graders and quality assurance specialists prior to shipment to the end-consumer from our fulfillment center in Research Triangle Park, North Carolina. A registered certificate of authenticity accompanies each piece of finished jewelry set with Caydia® lab grown diamonds when shipped to the end consumer. All of our Caydia® lab grown diamonds are set with responsibly-sourced, mostly recycled precious metals.

Competition

As competitive moissanite and lab grown diamonds expand and grow their global market presence, we believe that it is important to affirm Charles & Colvard’s leadership position as a provider of what we consider is the premier worldwide moissanite gemstone as well as an exclusive brand of premium lab grown diamonds. Moving forward, we also believe that we are well positioned to further establish our presence for both of our product lines in the worldwide emerging markets. We believe our leadership position in these global markets is a product of nearly three decades of moissanite innovation, and as a purveyor of fine jewelry.

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

•
With our success in developing and promoting Caydia®, our brand of lab grown diamonds, since September 2020 we believe that we have been able to demonstrate that we are able to successfully integrate and market these premium gems into fine jewelry finished products.

•
With our mature and innovative supply chain, while we have experienced instances of suppliers and certain vendors in China still temporarily closing their operations, delaying order fulfillment needs or limiting their production as a result of the impact of COVID-19, we utilize alternative supply arrangements with partners whose businesses were able to successfully navigate the impact of COVID-19. Accordingly, we believe that we have remained able to seamlessly manage the complex manufacturing process of our moissanite gemstones, meet the marketing demand and distribution needs of our lab grown diamond product line, and the varied finished jewelry options featuring both of these lab created gemstones that we deliver to a global audience.

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

•
With an established direct-to-consumer e-commerce presence on our transactional website, charlesandcolvard.com, coupled with the roll-out in 2021 of our secondary transactional website, moissaniteoutlet.com, we believe we are able to leverage established consumer-driven online communication channels directly with our target audiences. We also believe that we have developed an innovative in-house digital marketing capacity to support both of our online digital marketing properties.

•
With an established global distribution network encompassing our own ability and that of our retail business partners, and notwithstanding the ongoing impact of COVID-19 in certain regions of the Asian basin, we continue to believe that we have optimized this network for timely delivery of our products from unique consumer orders to bulk distribution orders.

•
With our ample inventory and an established supply chain, we believe we are positioned to meet the just-in-time needs of our distribution partners. We believe having inventory quantities on the shelf is paramount to meeting the challenging delivery requirements of our customers. We expect to effectively manage our inventory levels given the potential uncertainty in consumer demand and in our supply chain.

With our above strengths outlined, it is also important to note that our future competitive success is reliant, in part, on the following:

•
Our continued success in developing and promoting the Charles & Colvard brands, such as Forever One™, Moissanite by Charles & Colvard®, and Caydia®, all of which are used in finished fine jewelry featuring moissanite and lab grown diamonds, resulting in increased interest in and demand for moissanite and lab grown diamond jewelry at the consumer level;

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

•	Our continued ability and the ability of retail jewelers to effectively market and sell finished jewelry featuring moissanite jewels and lab grown diamonds to consumers;

•	The improvement of the engagement market which has led to downward price pressure on the jewelry and gemstone markets overall and;

•	The rebound of diamond pricing, both mined and lab grown.

Competitive Gemstones and Jewelry

Gemstone materials can be grouped into three types:

•	Those found in nature, generally through mining techniques;

•	Synthetic gemstones, which have the same chemical composition and essentially the same physical and optical characteristics of natural gemstones but are created or grown in a laboratory; and

•	Simulants, which are similar in appearance to natural gemstones but do not have the same chemical composition, physical properties, or optical characteristics.

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

However, we are seeing a grade of moissanite material reaching the market that in most cases exhibits a lower color grade and a lesser cut, clarity and polish standard compared to our Forever One™ gemstone. This inferior product is coming to market at competitive price points, and we have subsequently been experiencing downward pricing pressures. In 2018, we entered this market with a value line of moissanite to compete directly with these lower grade moissanite products. Our product line, known as Moissanite by Charles & Colvard®, is a competitively priced line of gemstones that is fashioned from the same core material as our other created moissanite products. Finished gemstones that do not meet our grading standards for Forever One™ – but do meet our specifications for gemstones worthy of carrying the Charles & Colvard name – are offered to the market at a value priced option. For the fiscal year ended June 30, 2023, approximately 16% of our revenue was generated from Moissanite by Charles & Colvard® gemstones and finished jewelry.

Competing with Lab Grown Diamonds

Lab-created diamond material has been synthesized since the early 1940s and made its way into industrial processes by the 1950s. Common applications such as diamond-tipped drill bits and abrasive processes led the way, followed by uses in solid-state electronics. In more recent years, lab grown diamonds have become accepted as a form of gemstone with companies such as VRAI by Diamond Foundry, Brilliant Earth, Clean Origin, and Grown Brilliance gaining notoriety in the market.

Consumer demand is driving the charge behind this recent adoption of lab grown gemstones in the modern global luxury fashion jewelry space. Today’s discerning consumer is seeking ethically sourced options, better price points, and authenticity in the brands they choose to engage. With the launch of our Caydia® lab grown diamond product line, we believe that our entry into the lab grown diamond market could be a potential threat to – and increase competition for – our core moissanite products. While our moissanite gemstones and finished jewelry set with moissanite generally have different price points than those set with lab grown diamonds, including our Caydia® product line, any cannibalization of moissanite product sales resulting from sales of our lab grown diamonds could have an adverse impact on sales of our moissanite jewels and finished jewelry set with moissanite.

Since our entry into the lab grown diamond space, we have experienced growing traffic and interest in charlesandcolvard.com from the ongoing attention around lab grown gems. We have faced and may continue to face future price point and consumer related demand pressures from the lab grown diamond industry. However, we believe that for the foreseeable future we will continue to be able to serve and thrive in this segment of the market.

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

According to an August 2023 British Vogue article, lab grown diamonds comprise around 10% of all diamond sales, with the lab grown diamond market estimated to be worth $55.5 billion in 2031.

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

Competing in the Finished Jewelry Space

The global fine jewelry market competition is fierce. Such well-known jewelry designers and manufacturers as Brilliant Earth Group, Inc., James Allen®, VRAI by Diamond Foundry, and Blue Nile Inc., among others, have a variety of jewelry collections featuring diamond and other precious and semi-precious gemstones, and enjoy strong brand recognition and a loyal consumer following. It is notable that Blue Nile Inc. was acquired by Signet Jewelers Limited, or Signet, one of the world’s largest fine jewelry retailers, in a transaction that closed in October 2022. All of these companies with whom we compete have greater financial resources than we do to develop and market their products.

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

Our design, manufacture and marketing of finished jewelry featuring moissanite for sale at wholesale pricing to distributors and retailers and at retail to end consumers through our charlesandcolvard.com, moissaniteoutlet.com and other Online Channels outlets may result in some of our current wholesale customers perceiving us as a competitor, despite our efforts to use primarily non-conflicting sales channels. As we continue to develop our finished jewelry business, we intend to increase distribution through new and existing channels similarly to how many other companies have executed cross-channel marketing and distribution strategies. Due to the size of the finished jewelry market, we believe that such sales channels can co-exist, with the overall end result being increased consumer and brand awareness of moissanite products and a corresponding increased demand for not only our products, but those of our distributor and manufacturer customers as well.

Competing with Lab Grown Diamond Retailers

Our primary competitors in the lab grown diamond retail market are Brilliant Earth Group, Inc., James Allen®, VRAI by Diamond Foundry, and Clean Origin. Our offerings are curated to remove the complexity from the diamond buying process by selling only what we believe to be higher quality lab grown diamonds set in our finished jewelry products. Many of these competitors offer a wider quality grade range of lab grown diamonds which are sold separately from finished jewelry set with lab grown diamonds. We believe that our pricing strategy remains competitive based on the quality of the Caydia® lab grown diamonds that we offer and sell.

Working Capital Practices

Our primary source of working capital is cash on hand and cash generated by our operations. As global and U.S. economic activity continues feeling the impact of inflation and fears of recession, the risk of constraints on our cash and working capital, including experiencing potential liquidity challenges, remains in the forefront of our working capital management practices. Despite our cost-saving efforts, many business and operating expenses, particularly those in connection with fuel and transportation costs and the resulting impact on our freight expenses, have continued to rise. Cash flow management will remain crucial for our business in the months ahead and we intend to monitor fluctuations in our revenues that could impact our ongoing cash flow from operations. We expect to remain proactive in managing our inventory levels given the uncertainty in the worldwide supply chain and the effects of increased inflation rates, which may also place further demands on our level of working capital. Because we have quarterly minimum purchase commitments under the Supply Agreement, we have been, and in the future may be, required to purchase SiC materials in excess of our immediate needs from time to time, which may result in inventories that are higher than we might otherwise maintain.

We have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Our ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing effects of global and domestic inflation and fears of recession.

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

Our returns policy for consumers on our charlesandcolvard.com and moissaniteoutlet.com websites provides for the return of purchases for any reason generally within 30 days, respectively, of the shipment date. Our returns policy for all other customers allows for the return of moissanite jewels, lab grown diamonds, and finished jewelry for credit generally within 30 days of shipment if returned for a valid reason. We have established an allowance for returns based on our historical return rate, which considers any contractual return privileges granted to our customers. Periodically, we ship loose gemstones and finished jewelry goods inventory to Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year.

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

Human Resources Capital

As of October 9, 2023, we had a total of 49 employees, 48 of whom were full-time and one of whom was part-time. None of our employees are represented by a labor union and we believe that our employee relations are good.

Directors and Executive Officers of Charles & Colvard, Ltd.

The members of our current Board of Directors are the following:

Neal I. Goldman
Chairman of the Board of Directors of Charles & Colvard, Ltd.; President of Goldman Capital Management, Inc., an investment advisory firm.

Anne M. Butler
Chief Executive Officer of Butler Advisors, a consulting firm specializing in strategic and operational advisory services to private equity, venture capital, and institutional investors on direct selling acquisitions and management.

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

Therefore, as other competitors enter the moissanite and lab grown diamond market, we do and could continue to face market share and pricing pressures for our own products. In addition, the lower quality of competitors’ gemstones could negatively impact consumer perception of moissanite jewels and lab grown diamonds, and in turn, acceptance of our jewels.

Thus, our future financial performance may be affected by:

•
Our ability to develop and promote the Charles & Colvard brands, such as Forever One™, Moissanite by Charles & Colvard®, and Caydia®, all of which are used in finished jewelry featuring moissanite and lab grown diamonds, which may in part drive interest in and demand for moissanite and lab grown diamond jewelry at the consumer level;

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

•	Our ability to understand our consumer market segment and effectively market to them a compelling value proposition that leads to converted customers;

•	Our relationship with Wolfspeed;

•
The continued willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote Charles & Colvard Created Moissanite® and Caydia® to the retail jewelry trade;

•
The continued willingness of distributors, retailers, and others in our distribution channels to purchase loose Forever One™, Moissanite by Charles & Colvard®, and Caydia® gemstones as well as their continued willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;

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

We face intense competition in the worldwide gemstone and jewelry industry. The jewelry industry is highly competitive, and we compete with numerous other jewelry products. In addition, we face competition from mined diamonds, lab grown diamonds, other moissanite, and simulants. A substantial number of companies supply products to the jewelry industry, many of whom we believe have greater financial resources than we do. Competitors could develop new or improved technologies, including those for lab grown diamonds, that may render the price point for our moissanite and our lab grown diamonds noncompetitive, which could have an adverse effect on our business, results of operations, and financial condition.

With the launch of our Caydia® product line, we believe that our entry into the lab-grown diamond market could be a potential threat to – and increase competition for – our core moissanite products. While our moissanite gemstones and finished jewelry set with moissanite generally have different price points than those of our Caydia® product line, any cannibalization of moissanite product sales resulting from sales of our lab-created diamonds could have an adverse impact on sales of our moissanite jewels and finished jewelry set with moissanite.

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

Our information technology, or IT, infrastructure, and our network has been and may be impacted by a cyber-attack or other security incident as a result of the rise of cybersecurity events. Our business operations rely on the secure processing, storage, and transmission of certain confidential, sensitive, proprietary, and other information, as well as personal information about our customers and employees. Cyber-attacks, including those associated with the current conflict in Eastern Europe, are rapidly evolving as cyber criminals have become increasingly sophisticated and carry out direct large-scale, complex, and automated attacks against companies or through their vendors.

Breaches of our technology systems, whether from circumvention of security systems, denial-of-service attacks or other cyber-attacks, hacking, “phishing” attacks, computer viruses, ransomware or malware, employee or insider error, malfeasance, social engineering, vendor software supply chain compromises, physical breaches or other actions, have resulted and may result in manipulation or corruption of sensitive data, material interruptions or malfunctions in our websites, applications, data processing and certain products and services, or disruption of other business operations. Furthermore, any such breaches could compromise the confidentiality and integrity of material information held by us (including information about our business, employees, or customers), as well as sensitive information, the disclosure of which could lead to identity theft. Breaches of our product services that rely on technology and internet connectivity can expose us to product and other liability risk and reputational harm. Measures that we take to avoid, detect, mitigate, or recover from material incidents may be insufficient, circumvented, or may become ineffective.

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

On or about June 28, 2023, we identified a cybersecurity incident that temporarily disrupted the Company’s IT network and resulted in some limited downtime for certain systems. This event was related to an apparent ransomware attack involving the unauthorized encryption of some of our files and the deployment of malware. This incident required us to temporarily implement manual processes to conduct our operations with as little disruption to production as possible.

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

Constantly evolving privacy regulatory regimes are creating new legal compliance challenges. Domestic and international privacy and data security laws are complex and changing rapidly. There are a variety of laws and regulations, including regulations by federal government agencies, including the Federal Trade Commission, or FTC, and state and local agencies. In addition to federal laws such as §5 of the Federal Trade Commission Act, the Gramm-Leach-Bliley Act, and the Fair Credit Reporting Act, certain states have also enacted laws regulating companies’ collection, use, and disclosure of personal information and requiring the implementation of reasonable data security measures. Various laws across states and U.S. territories also require businesses to notify affected individuals, governmental entities, and/or credit reporting agencies of certain security breaches affecting personal information. International privacy laws, including in Canada and the European Union, or E.U., pose further challenges. These domestic and international laws are not consistent, and compliance with these laws in the event of a widespread data breach would be complex and costly.

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

We have historically been dependent on a single supplier for substantially all of our silicon carbide, or SiC crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed. We are party to an exclusive supply agreement with Wolfspeed, which we have historically been dependent on for the provision of substantially all of the SiC material we use to produce moissanite jewels. Under the terms and conditions of the Supply Agreement, we agreed to purchase from Wolfspeed, and Wolfspeed agreed to supply, all of our required SiC material, subject to terms and conditions that allow us to purchase certain amounts of SiC materials from third parties under limited conditions. The Supply Agreement will expire by its terms in 2025, and Wolfspeed has initiated a confidential arbitration alleging we are in breach of the agreement  (see “We are subject to arbitration, litigation, and demands, which could result in significant liability and costs, and impact our resources and reputation.” and Item 3, “Legal Proceedings”). If our supply of high-quality SiC crystals is interrupted, then we may not be able to meet demand for moissanite jewels and our business may be materially and adversely affected. There is no guaranty that we would be able to obtain similar quality SiC crystals from another provider. There can be no assurance that Wolfspeed will continue to produce and supply us with SiC crystals of sufficient quality, sizes, and volumes that we desire or that we will be able to continue to negotiate future purchase commitments at acceptable, competitive prices that enable us to manage our inventories and raw material costs effectively.

We are subject to certain risks due to our international operations, distribution channels, and vendors. We have continued our direct international sales operations, with international net sales accounting for approximately 3% of total consolidated net sales during Fiscal 2023. We also currently have numerous international wholesale distributors and retail sales channels covering portions of Canada, the U.K., Western Europe, Australia and New Zealand, Southeast Asia, the Middle East, and China. In addition, we use certain companies based outside the U.S. to facet our moissanite jewels and to manufacture finished jewelry. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, financial resources and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful as we have limited experience selling our products in certain international markets and in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of online or Internet commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may also prohibit expansion into such markets or cause our business and results of operations to suffer. Through our planned international expansion and our continued reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the U.S.

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

In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, with respect to trade policies, treaties, government regulations, and tariffs. For example, the recent imposition of tariffs and/or increase in tariffs on various products by the U.S. and other countries, including China and Canada, have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries, and new and/or increased tariffs have subjected, and may in the future subject, us to additional costs and expenditure of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations. The U.S. and China signed a contingent trade deal to reduce planned tariff increases. However, because of the current geopolitical unrest in eastern Europe and the apparent Chinese-Russian alliance, concerns over the stability of these bilateral trade relations continue to exist, and in some cases, have heightened in 2023.

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

Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis. The availability of certain shapes and sizes of our loose moissanite and lab grown diamond gems, including our Forever-One™, Moissanite by Charles & Colvard®, and Caydia® gems, may be at risk. In addition, finished jewelry has a large variety of styles of which we maintain on-hand stock for such core designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets; and made-to-order under strict deadlines for certain wholesale and direct-to-consumer e-commerce outlets. We must adequately maintain relationships, forecast material and product demand, and operate within the lead times of third parties that facet jewels and manufacture finished jewelry settings to ensure adequate on-hand quantities and meet shipment requirements for customer orders in a timely manner. In addition, we are currently dependent upon certain vendors for most of the faceting of our loose gems. If any or all of these vendors were to cancel their arrangements with us, we could experience a disruption in our operations and incur additional costs to procure faceting services from a replacement vendor. The inability to fulfill orders on a timely basis and within promised customer deadlines could result in a cancellation of the orders and loss of customer goodwill that could materially and adversely affect our business, results of operations, and financial condition.

We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products. A significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell are distributed through a limited number of distributors and retail partners in our Traditional segment, and therefore, we are dependent upon these companies for distribution of our products. Our three largest customers collectively accounted for approximately 21% and 31% of our net sales during the fiscal years ended June 30, 2023 and 2022, respectively. As we continue to build our finished jewelry business, we anticipate in the near term that a significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell through our Traditional segment will continue to be to a limited number of distributors and retailers.

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

The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results, and cash flows are uncertain. We could be negatively impacted by the widespread outbreak of an illness or other communicable disease, or any other public health crisis that results in economic and trade disruptions. During Fiscal 2023, our performance has been affected by supply chain disruptions and delays, as well as labor challenges associated with employee absences, travel restrictions, remote work, and adjusted work schedules. The impact of COVID-19 on our operational and financial performance in future periods, including our ability to execute our business plans in the expected timeframe, remains uncertain and will depend on future COVID-19-related developments, including the impact of COVID-19 infection or potential new variants or subvariants, the effectiveness and adoption of COVID-19 vaccines and therapeutics, supplier impacts and related government actions to prevent and manage disease spread, including the implementation of any federal, state, local or foreign COVID-19-related controls. The long-term impacts of COVID-19 on consumer shopping and spending patterns, including product and commodity priorities affected by general economic conditions that impact demand for our products and services and our business also are difficult to predict, but could negatively affect our future results and performance.

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

We have experienced a higher degree of seasonality in the three months ending December 31, primarily as a result of the calendar year-end holiday season sales to end consumers through our Online Channels segment and as a result of increased sales through our brick-and-mortar retailers within our Traditional segment. Our quarterly results of operations may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by our customers, and the mix of product sales demand, and these factors may significantly affect our results of operations in a given quarter.

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

Sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels and lab grown diamonds. The majority of price increases in precious metals are passed on to the end consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite and lab grown diamond jewelry at the retail level. From 2007 through 2023, the price of gold has fluctuated significantly, resulting in generally higher retail price points for gold jewelry. Accordingly, higher gold prices could have an adverse impact on both sales of moissanite and lab grown diamond finished jewelry and the jewelry industry as a whole.

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

If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected. As e-commerce emerges as one of our primary selling channels, our business model becomes more reliant on third-party platforms to achieve success. Should our products, product listings, or business not meet the requirements of certain third-party transactional channels such as marketplaces, comparison shopping engines, or social commerce sites, it may affect our ability to meet our revenue targets. Additionally, Amazon.com, Inc., eBay Inc., Walmart.com, or other desirable e-commerce platforms may decide to make significant changes to their respective business models, policies, systems, or plans, and those changes could impair or inhibit our ability to sell our products through those channels. Further, a significant change in consumer online behavior or the introduction of new or disruptive technology could adversely affect overall e-commerce trends and diminish the value of investments we have made in select online channels. Any of these results could cause a significant reduction in our revenue and have a material adverse effect on our results of operations.

Governmental regulation and oversight might adversely impact our operations. We are subject to governmental regulations in the manufacture and sale of moissanite jewels and finished jewelry featuring moissanite and lab grown diamonds.  In addition, the precious metal in our finished jewelry may be subject to requirements, which vary by country and by state, such as hallmarking and alloy content. We may be under close scrutiny both by governmental agencies and by competitors in the gemstone industry, any of which may challenge our promotion and marketing of our moissanite jewels and finished jewelry products featuring moissanite and lab grown diamonds. While we have a policy to ensure compliance with applicable regulations, if our production or marketing of moissanite jewels and/or finished jewelry featuring moissanite and lab grown diamonds is challenged by governmental agencies or competitors, or if regulations are issued that restrict our ability to market our products, our business, results of operations, and financial condition could be materially adversely affected.

Risks Related to our Financial Position

The execution of our business plans could significantly impact our liquidity.  The execution of our business plans to expand our Online Channels segment and global market opportunities, as well as to create required inventory of our Forever One™, Moissanite by Charles & Colvard®, and Caydia® gemstones, requires significant investment of our resources, which may reduce our cash position. Should we fail to execute our business plans, we could see delays in the return of cash from our investments, resulting in a decrease in our liquidity. Under our $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility that we obtained from JPMorgan Chase Bank, N.A., effective July 7, 2021, as amended July 28, 2022 and amended further effective June 21, 2023, failure to comply with the covenants and defaults contained in the JPMorgan Chase Credit Facility or any other instrument or document executed in connection with the JPMorgan Chase Credit Facility could restrict our ability to draw on such facility. In addition, we currently have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Further, if we would be unable to access the capital markets or issue equity securities on terms that are acceptable to us or at all, our cash, cash equivalents, and restricted cash and other working capital may be constrained to meet our working capital and capital expenditure needs. Given our current liquidity position, it is unlikely that we would not be able to draw on the JPMorgan Chase Credit Facility, as amended, which matures on July 31, 2024. There is no guarantee of extension or renewal in connection with the terms and conditions of the JPMorgan Chase Credit Facility.

We are subject to arbitration, litigation, and demands, which could result in significant liability and costs, and impact our resources and reputation. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. On July 28, 2023, Wolfspeed initiated a confidential arbitration against us for breach of contract claiming damages, plus interest, costs, and attorneys’ fees. Wolfspeed has alleged that the Company failed to satisfy the purchase obligations provided in the Supply Agreement for Fiscal 2023 in the amount of $4.25 million and failed to pay for $3.30 million of SiC crystals Wolfspeed delivered to us. Wolfspeed further alleges that the Company intends to breach our remaining purchase obligations under the Supply Agreement, representing an additional $18.5 million in alleged damages. This arbitration and other such proceedings or claims could result in adverse judgments, settlements, fines, penalties, injunctions, or other relief and, regardless of outcome, can have an adverse impact on us for reasons including diverting management’s attention away from our business operations and incurring substantial costs and expenses relating directly to these actions. For more information on our pending legal proceedings, see “Part I, Item 3. Legal Proceedings”.

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

Risks Related to Ownership of our Common Stock

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock. Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On June 12, 2023, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market has closed below $1.00 per share for 30 consecutive business days. The notification letter has no immediate effect on the Nasdaq listing or trading in our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until December 11, 2023, to regain compliance with the minimum $1.00 bid price per share requirement. To regain compliance, any time before December 11, 2023, the bid price of our common stock must close at $1.00 per share or more for a minimum of 10 consecutive business days. On December 11, 2023, if we meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market (except for the minimum bid price requirement), and we notify Nasdaq of our intent to cure the deficiency, we may be provided with an additional 180 calendar day compliance period to regain compliance. If we are not eligible for an additional compliance period at that time, Nasdaq will provide us with written notification that our common stock will be subject to delisting. Upon such notice, we may appeal Nasdaq’s delisting determination to a Nasdaq hearing panel. There can be no assurance that, if we appeal Nasdaq’s determination, such appeal would be successful.

While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable listing requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, employees, and fewer business development opportunities. Additionally, the market price of our common stock may decline further, and shareholders may lose some or all of their investment.

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

From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors.

On July 28, 2023, Wolfspeed initiated a confidential arbitration against us for breach of contract claiming damages, plus interest, costs, and attorneys’ fees. Wolfspeed has alleged that the Company failed to satisfy the purchase obligations provided in the Supply Agreement for Fiscal 2023 in the amount of $4.25 million and failed to pay for $3.30 million of SiC crystals Wolfspeed delivered to us. Wolfspeed further alleges that the Company intends to breach our remaining purchase obligations under the Supply Agreement, representing an additional $18.5 million in alleged damages.

While the Company is evaluating Wolfspeed’s claims, we dispute the amount sought, and we intend to vigorously defend our position, including asserting rights and defenses that the Company may have under the Supply Agreement, at law and in equity. A hearing has not yet been scheduled. The final determinations of liability arising from this matter will only be made following comprehensive investigations, discovery and arbitration processes.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2023 – April 30, 2023	-	$-	-	$4,510,021
May 1, 2023 – May 31, 2023	-	$-	-	$4,510,021
June 1, 2023 – June 30, 2023	-	$-	-	$4,510,021
Total	-	$-	-	$4,510,021

(1)
On May 5, 2022, we announced that our Board of Directors had approved a share repurchase program to permit us to repurchase up to $5.00 million worth of our issued and outstanding common stock over the three-year period ending April 29, 2025.

Market for Registrant’s Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “CTHR.” As of September 29, 2023, there were 210 shareholders of record of our common stock.

We did not pay any dividends on our common stock during the fiscal years ended June 30, 2023 and 2022. We will regularly review and consider the best policies and practices for our company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review.

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

We sell loose moissanite jewels, lab grown diamonds, and finished jewelry set with these gems through two operating segments: our Online Channels segment, which encompasses our digital properties components, comprised of our charlesandcolvard.com and moissaniteoutlet.com websites, charlesandcolvarddirect.com, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers, including end-consumers through our first Charles & Colvard Signature Showroom, which opened in October 2022. We report segment information based on the “management” approach. This segment reporting approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of our operating and reportable segments.

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

Cybersecurity Event Update

On or about June 28, 2023, we identified a cybersecurity incident that temporarily disrupted the Company’s IT network and resulted in some limited downtime for certain systems. Upon discovery, we took immediate action to activate our incident response and business continuity protocols. We took immediate action to contain the incident and appropriate incident response professionals were engaged to assist in investigating the nature and scope of the event and to further harden the Company’s defenses. Through investigation, we confirmed that this event was related to an apparent ransomware attack involving the unauthorized encryption of some Company files and the deployment of malware.

Our investigation revealed no evidence that any sensitive customer data was compromised as a result of this incident, and our relationship with our customers has not been negatively impacted. We have worked closely with engaged security specialists to assist in the review and assessment of our information technology controls, and, subsequent to June 30, 2023, we implemented recommended strengthening of our access requirements, and improved our unauthorized access detection.

Subsequent to June 30, 2023, we temporarily implemented manual processes to conduct our operations with as little disruption to production as possible. All major systems, including our enterprise resource planning, or ERP, financial systems and affected manufacturing and service operations, were restored as quickly as possible from available backups, and the incident did not have a material impact on the operations of our business operating segments. No payments were made to the ransomware threat actors.

We have incurred costs in the first quarter of the fiscal year ending June 30, 2024, or Fiscal 2024, and expect to continue to incur costs in connection with this incident. In the first quarter of 2024, these costs have been primarily comprised of various third-party consulting services, including forensic experts, restoration experts, legal counsel, and other information technology professional expenses, enhancements to our cybersecurity measures, costs to restore our systems and access our data, and employee-related expenses, including with respect to increased overtime. We expect to incur these and other costs related to this incident in the future.

Additional information on the risks we face related to this event and other potential cybersecurity incidents is included in Part I, Item 1A., “Risk Factors.”

Highlights of the Fiscal Year Ended June 30, 2023

During the fiscal year ended June 30, 2023, we delivered on several key initiatives, which we believe positions us for future growth as we move forward into the fiscal year ending June 30, 2024, or Fiscal 2024. These accomplishments in the fiscal year ended June 30, 2023, or Fiscal 2023, include the following:

•
Strengthen our Brand. In early December 2022, we hosted a multiple-day private press event in New York City that included interviews with editors of numerous fashion and jewelry print and electronic media publications to showcase and promote our brand of fine jewelry. Throughout the fiscal quarter ended December 31, 2022, our finished jewelry products were featured in multiple national and local print and electronic media publications, such as InStyle, HuffPost, Forbes, AC Magazine, The Knot®, National Jeweler, WRAL, and the Triangle Business Journal. During the quarter, we also launched local print media public relations campaigns in Midtown Magazine and Raleigh Magazine to promote the opening of our Charles & Colvard Signature Showroom. In January 2023, we launched our bridal and fashion jewelry collections on 15- and 30-second commercial advertisement packages on NBC Universal’s Peacock Streaming Service, or Peacock. Peacock is now the streaming home for NBC’s broadcast shows, including the network’s own Peacock Original Broadcasts on Originals Hub, Bravo Hub, NBC Network Hub, Telemundo Hub, WWE Hub, MSNBC Hub, and Hallmark Channel Hub. In mid-January, we participated in the Wedding Venue at Raleigh, North Carolina’s Maxwell Winter Showcase. Charles & Colvard was the premier bridal and anniversary jewelry vendor that participated in this event. Raleigh’s Maxwell events are well known in the Central North Carolina region and offer a setting where a touch of modern elegance meets classic luxury. This event, in particular, provided our collections with a premier setting to showcase our bridal and anniversary fine jewelry brands to the regional retail market. In April 2023 we hosted a private/invite-only Spring Preview in New York City with over 30 editors and influencers from The Knot, NBCU, Today, US Weekly, etc. to showcase new Forever One™ and Caydia® fine jewelry styles;

•
Marketing Strategy to Increase Awareness. In addition to the accomplishments discussed above in “Strengthen Our Brand”, as we move forward into Fiscal 2024, our strategic focus remains centered on the health and growth of our brand on a global scale. We will continue to execute our key strategies with an ongoing commitment to measured spending and generating sustainable earnings improvement. In December 2022, the popularity of our Made, not Mined™ Caydia® lab grown diamonds was the subject of a proprietary news feature broadcast on Spectrum News Channel 1, which is a primary cable news channel network that is broadcast statewide throughout North Carolina. Lastly, and in conjunction with our community outreach programs, during the December year-end holiday season, we sponsored the 29th Annual Jingle Ball at the North Carolina Museum of Natural Sciences, which is hosted by Capital City Clauses, Inc., a federally registered 501(c)(3) nonprofit corporation whose mission is to enrich children’s lives in the Raleigh metropolitan area by providing toy gifting and basic needs to those who are underprivileged and in need during the Christmas holidays and beyond;

•
Enhance and Expand Product Assortment. In Fiscal 2023, we took several steps to broaden available selections of finished jewelry, which features our exclusive brand of premium lab grown diamonds, with an expanded Couture Collection assortment of finished jewelry that showcases a combination of mixed cuts of our Caydia® lab grown diamonds and recycled precious metals featuring new designs of rings, earrings, and pendant styles that we believe is the future of Made, not Mined™ fine jewelry. We believe this collection showcases a combination of mixed cut gemstones in single designs to create consumer interest. Also, during Fiscal 2023, we expanded our Ouro Edition of fine jewelry to include Caydia® lab grown diamond fashion pieces. The Ouro Edition is our curation of polished recycled 14 karat gold jewelry pieces with a design focus on geometric shapes. We believe that Ouro – which is Portuguese for gold – will bring a fresh approach to our finished jewelry in modern dimensional styles in yellow gold to bring our fine luxury jewelry to the forefront of modern fashion. In addition, with the launch of our latest lab grown precious gemstones in color, which we announced in October 2022, we are now offering a colorful new dimension of our Made, not Mined™ fine jewelry repertoire featuring lab grown ruby, sapphire, and emerald gemstones. We further offered an expanded assortment of Caydia® lab grown diamonds to include higher total carat weight items adding finished jewelry featuring lab grown diamonds with total carat weights of up to and in some cases exceeding 4.0 carats. Previously, we focused primarily on smaller total carat weight items of finished jewelry featuring our Caydia® lab grown diamonds. In Fiscal 2023 we expanded our bridal and engagement fine jewelry collections of styles featuring Forever One™ moissanite to continue to showcase and promote finished jewelry featuring our core product gemstone. Lastly, we launched 55 styles of our patented Signature Collection engagement ring and wedding band designs featuring Forever One™ moissanite and expanded our Caydia® lab grown diamond Couture Collection to include additional ring, necklace, earring, and bracelet styles; and launched 47 new fine jewelry styles on charlesandcolvard.com across all categories: and

•
Broaden our Footprint. In October 2022, we officially opened the first Charles & Colvard Signature Showroom located in our corporate headquarters in North Carolina’s Research Triangle Park. We believe that consumers are responding positively to our patented Signature Collection designs as well as our wide assortment of Forever One™ moissanite and Caydia® lab grown diamond fine jewelry. Also in October 2022, we hosted a private press event for community leaders and influencers, allowing them to experience the new broadcast studio located in our corporate headquarters. This studio is a digital extension of the sales team and a tool that our marketing team utilizes for video content production, live-stream shopping, designer and influencer interviews, and fashion photography. We believe our brick-and-mortar expansion and digital marketing capability will continue to further position and define our brand in what we believe is a rapidly evolving consumer landscape and allow us to compete more effectively and, we believe, increase our market share within the fine jewelry space. In June 2023, we launched charlesandcolvarddirect.com selling loose moissanite gems (Forever One™ and Moissanite by Charles & Colvard®) to specific retailers. In addition, we launched three new dropship partnerships with Moissanite by Charles & Colvard® fine jewelry.

As evidenced by our results for Fiscal 2023, domestic and global inflation and rising interest rates, coupled with ongoing fears of recession and the overall worsening of macroeconomic conditions that we witnessed during the fiscal year ended June 30, 2023, combined to continue eroding consumer confidence and presenting major challenges for the global retail and e-commerce industry. While American consumers continue spending more on consumer goods to keep up with higher prices, consumers are spending on necessities and other required goods and services and moving away from spending on luxury items. We expect that consumers will continue to feel pressured financially, particularly throughout the remaining calendar year 2023. We are facing similar challenges to other retailers, including those in the e-commerce space, but particularly those in the luxury product retail arena. In addition, we continue seeing ongoing increased costs of digital advertising spend, known as cost-per-click in the digital advertising world, due to intense competition and pricing pressures in the lab grown gem and finished jewelry space. While management remains focused to take the required steps necessary to mitigate the impact, the Company’s costs that continue to increase will result in further pressure on its revenues, margins, and cash flows.

Our MD&A generally discusses Fiscal 2023 and Fiscal 2022 items and year-to-year comparisons between Fiscal 2023 and Fiscal 2022.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the fiscal years ended June 30, 2023 and 2022:
	Year Ended June 30,
	2023	2022
Net sales	$29,946,234	$43,089,024
Costs and expenses:
Cost of goods sold	25,212,383	22,845,702
Sales and marketing	13,686,049	12,421,138
General and administrative	5,023,822	4,948,980
Total costs and expenses	43,922,254	40,215,820
(Loss) Income from operations	(13,976,020)	2,873,204
Other income (expense):
Interest income	297,262	19,277
Loss on foreign currency exchange	-	(34)
Total other income, net	297,262	19,243
(Loss) Income before income taxes	(13,678,758)	2,892,447
Income tax expense	(5,902,036)	(518,532)
Net (loss) income	$(19,580,794)	$2,373,915

Consolidated Net Sales

Consolidated net sales for the fiscal years ended June 30, 2023 and 2022 comprise the following:
	Year Ended June 30,		Change
	2023	2022	Dollars	Percent
Finished jewelry	$23,985,614	$29,712,230	$(5,726,616)	(19)%
Loose jewels	5,960,620	13,376,794	(7,416,174)	(55)%
Total consolidated net sales	$29,946,234	$43,089,024	$(13,142,790)	(31)%

Consolidated net sales were $29.95 million for the fiscal year ended June 30, 2023 compared to $43.09 million for the fiscal year ended June 30, 2022, a decrease of $13.14 million, or 31%. We had lower net sales in both operating business segments during the fiscal year ended June 30, 2023. Overall consumer confidence has continued to show signs of weakening due to general economic uncertainties, coupled with domestic and worldwide inflation, including recessionary fears, and rising interest rates. Notwithstanding the calendar year-end 2022 holiday shopping season and the Valentine’s Day occasion during February 2023 and Mother’s Day during May 2023, these conditions have brought about lower consumer demand for our finished jewelry products, which resulted in lower net sales in our Online Channels segment during the fiscal year ended June 30, 2023. These same general economic conditions also caused weakness in demand for moissanite jewels from our domestic and international distributors, which in turn resulted in lower loose jewel and jewelry product net sales during the fiscal year ended June 30, 2023 in our Traditional segment.

Sales of finished jewelry represented 80% and 69% of total consolidated net sales for the fiscal years ended June 30, 2023 and 2022, respectively. For the fiscal year ended June 30, 2023, finished jewelry sales were $23.99 million compared to $29.71 million for the fiscal year ended June 30, 2022, a decrease of $5.73 million, or 19%. This decrease in finished jewelry sales was due primarily to lower demand across all of our finished jewelry products as a result of adverse global and domestic general economic conditions and increased competition.

Sales of loose jewels represented 20% and 31% of total consolidated net sales for the fiscal years ended June 30, 2023 and 2022, respectively. For the fiscal year ended June 30, 2023, loose jewel sales were $5.96 million compared to $13.38 million for the fiscal year ended June 30, 2022, a decrease of $7.42 million, or 55%. The decrease for the fiscal year ended June 30, 2023 was due primarily to lower sales of loose jewels through our distribution network in our Online Channels segment and Traditional segment, as a result of global and domestic general adverse macroeconomic conditions and increased competition.

U.S. net sales accounted for approximately 97% and 95% of total consolidated net sales during the fiscal years ended June 30, 2023 and 2022, respectively. U.S. net sales decreased to $29.06 million during the fiscal year ended June 30, 2023 compared to $41.14 million during the fiscal year ended June 30, 2022, primarily as a result of decreased sales to U.S. customers in both our Online Channels segment and Traditional segment for the same reasons outlined above.

Our largest U.S. customer during the fiscal years ended June 30, 2023 and 2022 accounted for 14% of total consolidated net sales during each of the fiscal years then ended. Other than our U.S. customer noted above during the fiscal years ended June 30, 2023 and 2022, we had no other customers with sales that represented 10% or more of total consolidated net sales for the periods then ended. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 3% and 5% of total consolidated net sales during the fiscal years ended June 30, 2023 and 2022, respectively. International net sales decreased to $890 thousand during the fiscal year ended June 30, 2023 compared to $1.95 million in the fiscal year ended June 30, 2022. International sales decreased during the fiscal year ended June 30, 2023, compared to the prior fiscal year primarily due to lower demand in our international distributor market due to shutdowns in the Asia Pacific region and increased competition during the fiscal year ended June 30, 2023, coupled with the strength of the U.S. dollar against foreign currencies. In light of the effects of ongoing global economic conditions, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the impact from the ongoing worldwide pandemic and international trade challenges, we expect that our sales in these markets may significantly fluctuate each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the fiscal years ended June 30, 2023 and 2022. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the fiscal years ended June 30, 2023 and 2022 are as follows:

	Year Ended June 30,		Change
	2023	2022	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$12,397,091	$13,932,700	$(1,535,609)	(11)%
Loose jewels	2,744,977	6,169,790	(3,424,813)	(56)%
Total product line cost of goods sold	15,142,068	20,102,490	(4,960,422)	(25)%
Non-product line cost of goods sold	10,070,315	2,743,212	7,327,103	267%
Total cost of goods sold	$25,212,383	$22,845,702	$2,366,681	10%

Total cost of goods sold was $25.21 million for the fiscal year ended June 30, 2023, compared to $22.85 million for the fiscal year ended June 30, 2022, a net increase of approximately $2.37 million, or 10%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-downs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The increase in total cost of goods sold for the fiscal year ended June 30, 2023, as compared to the fiscal year ended June 30, 2022 was primarily driven by an increase in non-product line cost of goods sold offset by a decrease of sales of finished jewelry and loose jewels during the fiscal year ended June 30, 2023 in both of our Online Channels segment and Traditional segment. We experienced lower demand in our Online Channels segment as a result of lower finished jewelry product demand and loose jewel demand during the fiscal year ended June 30, 2023. Likewise, we saw lower loose jewel product demand and finished jewelry product demand in our Traditional segment throughout Fiscal 2023.

The net increase in non-product line cost of goods sold for the fiscal year ended June 30, 2023 comprises a write-down of approximately $5.9 million representing the carrying value of a portion of  the Company’s non-Forever One™ loose jewels inventory. The non-Forever One™ material inventory (mainly the classifications for our multiple grade Moissanite by Charles & Colvard® gemstones and lab-grown diamonds) is comprised of raw materials, or boules, work-in-process gemstones, and loose finished gemstones. Certain grades of the Company’s Moissanite by Charles & Colvard® loose gemstones and lab-grown diamonds have seen a market deterioration which started in the quarterly period ended June 30, 2023 due to the recent downward pricing pressure on both mined and lab grown diamonds. These trends in the diamond market have now put considerable pricing pressure on moissanite – for rough and loose gemstones – and  due to oversupply of rough and loose gems for lab grown diamonds the net realizable value of such inventory has decreased. Additionally, the net increase includes an approximate $1.1 million increase in other inventory adjustments principally related to Fiscal 2023 cycle book-to-physical inventory adjustments and changes in production standard cost variances compared to those in the fiscal year ended June 30, 2022 and an approximate $549,000 increase in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated. These increases was partially offset by a $127,000 decrease in freight out principally from decreased shipments resulting from lower Online Channels segment sales during the fiscal year ended June 30, 2023 and an approximate $76,000 decrease in inventory write-offs, exclusive of amounts previously mentioned, primarily related to decreases in obsolescence reserves in the fiscal year ended June 30, 2023, compared to those in the comparable prior fiscal year.

For further discussion of non-product line cost of goods sold, see Note 3 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Sales and Marketing

Sales and marketing expenses for the fiscal years ended June 30, 2023 and 2022 are as follows:

	Year Ended June 30,		Change
	2023	2022	Dollars	Percent

Sales and marketing	$13,686,049	$12,421,138	$1,264,911	10%

Sales and marketing expenses were $13.69 million for the fiscal year ended June 30, 2023 compared to $12.42 million for the fiscal year ended June 30, 2022, an increase of approximately $1.26 million, or 10%. The increase in sales and marketing expenses for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 was primarily due to a $513,000 increase in advertising and digital marketing expenses due to an increase in targeted direct-to-consumer top-of-funnel brand awareness campaigns; a $252,000 increase in compensation expenses; a $242,000 increase in general business and franchise taxes; a $175,000 increase in professional services principally comprising consulting services for marketing support in the current year period; a $28,000 increase in telephone-related communications expenses; a $22,000 increase in employee-related recruiting and search fees for new hires; a $15,000 increase in supplies and customer promotional gifts, primarily a “gift with purchase” program associated with the opening of our Signature Showroom in the current fiscal year; a $14,000 increase in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded sales-related operating systems; a $3,000 increase in depreciation and amortization expense principally related to new sales-related systems hardware and software; and a $3,000 net increase in general office-related expenses. These increases were offset partially by a $2,000 decrease in travel expenses.

The increase in digital marketing expenses for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 was primarily due to an $821,000 increase in digital advertising spend; a $92,000 increase in outside agency fees; and a $1,000 increase in print media expenses. These increases were offset partially by a $186,000 decrease in cooperative advertising; a $135,000 decrease in brand awareness marketing campaign expenditures as a result of fewer promotional activities in the current fiscal year; and an $80,000 decrease in expenses relating to our participation in the 2021 JCK Trade Show held in the prior fiscal year for which we did not host a booth in the 2022 JCK Trade show held during the current fiscal year.

Compensation expenses for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 increased primarily as a result of a $344,000 increase in salaries (due to fluctuations in headcount throughout the year), commissions, and related employee benefits in the aggregate and a $5,000 increase in severance-related expenses associated with a reduction-in-force during the current fiscal year. These increases were partially offset by a $62,000 decrease in bonus expense and a $35,000 decrease in employee stock-based compensation expense.

General and Administrative

General and administrative expenses for the fiscal years ended June 30, 2023 and 2022 are as follows:

	Year Ended June 30,		Change
	2023	2022	Dollars	Percent

General and administrative	$5,023,822	$4,948,980	$74,842	2%

General and administrative expenses were $5.02 million for the fiscal year ended June 30, 2023 compared to $4.95 million for the fiscal year ended June 30, 2022, an increase of approximately $75,000, or 2%. The increase in general and administrative expenses for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 was primarily due to a $199,000 increase in professional services; a $187,000 increase in depreciation and amortization expense related to general office leasehold improvements associated with the lease on our corporate headquarters and business expansion related to the opening of our new Charles & Colvard Signature Showroom also located in our headquarters campus; a $105,000 increase in travel and expense related expenditures as we returned to more traditional business travel patterns following the pandemic; an $84,000 increase in bad debt expense associated with our allowance for doubtful accounts reserve policy; an increase of $72,000 in general business taxes and licenses; and a $21,000 increase in insurance expense, principally related to increased cybersecurity premiums. These increases were partially offset by a $411,000 decrease in compensation expenses; a $163,000 decrease in bank fees resulting from the revised fee structure associated with different banking arrangements in place in the current fiscal year versus those in the prior fiscal year; a $14,000 decrease in rent expense, primarily related to our corporate headquarters operating lease; and a $4,000 net decrease in miscellaneous other general and administrative expenses.

Compensation expenses decreased for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 primarily due to a $463,000 decrease in employee stock-based compensation expense and a $169,000 decrease in bonus expense. These decreases were partially offset by a $217,000 net increase in salaries and related employee benefits in the aggregate (due to fluctuations in headcount throughout the year), and a $5,000 increase in severance-related expenses associated with a reduction-in-force during the current fiscal year.

Professional services fees increased for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 primarily due to a $118,000 increase in legal fees associated with corporate governance matters; a $53,000 increase in broker commissions primarily related to our stock repurchase program; a $24,000 increase in investor relations fess; and a $4,000 increase in fees associated with audit and tax services.

Interest Income

Interest income for the fiscal years ended June 30, 2023 and 2022 is as follows:

	Year Ended June 30,		Change
	2023	2022	Dollars	Percent
Interest income	$297,262	$19,277	$277,985	*	%

* Not meaningful

Certain cash balances in excess of operating needs are deposited into and maintained in an interest-bearing account with a commercial bank. Accordingly, during the fiscal years ended June 30, 2023 and 2022, we earned interest from cash on deposit in this interest-bearing account. The increase in earned interest for the fiscal year ended June 30, 2023 reflects movement of invested funds into a higher-yield money market fund in late Fiscal 2022, coupled with the overall increase in interest rates during Fiscal 2023 compared with those in Fiscal 2022.

Loss on Foreign Currency Exchange

Loss on foreign currency exchange related to foreign sales transacted in functional currencies other than the U.S. dollar for the fiscal years ended June 30, 2023 and 2022 are as follows:

	Year Ended June 30,		Change
	2023	2022	Dollars	Percent
Loss on foreign currency exchange	$-	$34	$(34)	(100)%

During the fiscal year ended June 30, 2022, we had international sales transactions denominated in currencies other than the U.S. dollar that resulted in foreign currency exchange net losses. There were no such international sales transactions denominated in foreign currencies during the fiscal year ended June 30, 2023.

Provision for Income Taxes

Our statutory tax rate as of June 30, 2023 is 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94%, net of the federal benefit. Our statutory tax rate as of the fiscal year ended June 30, 2022 was 22.45% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.45%, net of the federal benefit. Our effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended. Driven by the establishment of the valuation allowance during the fiscal quarter ended March 31, 2023, our effective tax rate for the fiscal year ended June 30, 2023 was a negative 43.15%. For the fiscal year ended June 30, 2022, our effective income tax rate was 17.93%.

We recognized a net income tax expense of approximately $5.90 million for the fiscal year ended June 30, 2023, compared with a net income tax expense of approximately $519,000 for the fiscal year ended June 30, 2022.

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. During the three months ended March 31, 2023, we determined that due to the worsening global macro-economic conditions and heightened levels of inflation, including fears of recession, coupled with the effects from worldwide political unrest and the ongoing economic impact from the COVID pandemic, the risks associated with these conditions led us to conclude that it was not more likely than not we would have sufficient future taxable income to utilize our deferred tax assets. Additionally, we determined that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the three- and nine-month periods ended March 31, 2023. Consequently, we established a full valuation allowance against our deferred tax assets. As of June 30, 2023, we determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets, and therefore, we maintained a full valuation allowance against its deferred tax assets.

Conversely, as of June 30, 2022, we determined at that time our expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that included significant management estimates and assumptions, would continue to be sufficient to result in full utilization of our remaining federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, we determined that sufficient positive evidence existed as of June 30, 2022, to conclude that it was more likely than not deferred tax assets of approximately $5.85 million remained realizable. However, we further determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize certain of our deferred tax assets. Therefore, we continued to maintain a valuation allowance against the deferred tax assets relating to certain state net operating loss carryforwards from our e-commerce subsidiary due to the timing uncertainty of when it would generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remained against certain deferred tax assets relating to operating loss carryforwards relating to our dormant subsidiary located in Hong Kong.

Certain Operating Metrics

We believe that certain metrics are key to our business, including but not limited to monitoring our average order value, or AOV, primarily in our transactional website charlesandcolvard.com. We use the AOV computation in part to make strategic digital marketing-related decisions and to monitor the performance and return on investment of our marketing activities. Our AOV is based on financial results and customer-related data for charlesandcolvard.com, LLC, our wholly owned subsidiary through which we operate our primary transactional website. Our calculation for AOV is sensitive to several factors, including sales volume and product mix. Therefore, we believe that this metric may vary widely going forward as we respond to ever- changing consumer demand and provide the products – that may have widely variable price points – which our audiences are seeking.

For the fiscal years ended June 30, 2023 and June 30, 2022, our AOV, based on charlesandcolvard.com revenue, net of returns, divided by the total number of customer orders, is estimated to be approximately $1,100 in each year.

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

For the fiscal year ended June 30, 2023, we experienced a 20% year-over-year decline in charlesandcolvard.com revenue compared to revenue for the fiscal year ended June 30, 2022.

Liquidity and Capital Resources

Capital Structure and Debt

Long-Term Liquidity and Capital Structure

We have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Our ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing effects of rising inflation rates and fear of recession. Any capital raise is not assured and may not be at terms that would be acceptable to us.

Financing Activities

Long-Term Financing Activities

In accordance with authority granted by our Board of Directors on April 29, 2022, we can repurchase up to approximately $5.00 million in shares outstanding of our common stock over the three-year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases are generally at the discretion of management. As we repurchase our common shares, which have no par value, we report such shares held as treasury stock on the accompanying consolidated balance sheets as of June 30, 2023 and 2022, with the purchase price recorded within treasury stock.

During the fiscal years ended June 30, 2023 and 2022, we repurchased 358,116 shares and 30,287 shares, respectively, of our common stock for an aggregate price of $451,815 and $38,164, respectively, pursuant to the repurchase authorization.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of June 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $10.45 million, trade accounts receivable of $380,000, and net current inventory of $7.48 million, as compared to cash and cash equivalents of $15.67 million, trade accounts receivable of $2.22 million, and net current inventory of $11.02 million as of June 30, 2022. We also had access during Fiscal 2023 to a $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility, that we obtained effective July 9, 2021, as amended July 28, 2022 and amended further effective June 21, 2023, from JPMorgan Chase Bank, N.A., or JPMorgan Chase.

During the fiscal year ended June 30, 2023, our working capital decreased by approximately $11.55 million to $17.51 million from $29.06 million at June 30, 2022. As described more fully below, the decrease in working capital at June 30, 2023 is primarily attributable to a net decrease in our cash, cash equivalents, and restricted cash, a decrease in our allocation of inventory from long-term to short-term due to a lower expected sell through of inventory on hand in the upcoming period, a decrease in our accounts receivable, an increase in our accounts payable, a decrease in our prepaid expenses and other assets, and an increase in our short-term operating lease liabilities. These factors were offset partially by a decrease in our accrued expenses and other liabilities.

Cash used for investing activities was principally for construction-in-process expenditures related to our retail expansion program and the completion of the construction of our first Signature Showroom and other leasehold improvements in our corporate office.

Cash used for financing activities is related to repurchases of our common stock pursuant to the terms of an effective stock repurchase authorization.

During the fiscal year ended June 30, 2023, approximately $3.88 million of cash was used by our operations. The primary drivers of our cash flows from operations were a net loss in the amount of approximately $19.58 million and a decrease in accrued expenses and other liabilities of approximately $927,000. These factors were offset partially by the favorable impact of approximately $12.8 million of non-cash expenses driven by the deferred tax valuation allowance, and the inventory write-down recorded during the year ended June 30, 2023; a decrease in accounts receivable of $1.77 million; a decrease in prepaid expenses and other assets of $893,000; a decrease in inventory during year ended June 30, 2023 of $755,000; and an increase in accounts payable of $385,000.

Accounts receivable decreased principally due to the decreased level of sales on credit during the three months ended June 30, 2023, as compared with the sales during the period leading up to June 30, 2022. From time to time, we have offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers the extension of these terms may not immediately increase liquidity as a result of ongoing current-period sales. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but we believe that if we ceased providing extended payment terms, we would be at a competitive disadvantage for some Traditional segment customers in the marketplace during this economic period and that our net sales and profits would likely be adversely impacted.

During the fiscal year ended June 30, 2023, prepaid expenses and other assets decreased principally as a result of a decrease in the right-of-use asset associated with leasehold improvements in connection with the lease for our corporate headquarters facilities (which for financial reporting purposes is classified with prepaid expenses and other assets in the consolidated statement of cash flows) and the timing of certain vendor payments, primarily for insurance-related premium expenses, in advance of goods or services received. During the fiscal year ended June 30, 2023, accrued expenses and other liabilities decreased principally due the timing of payments for certain incurred expenses, principally for compensation and related benefits, and a decrease in the operating lease liability associated with the lease for our corporate headquarters facilities. During the fiscal year ended June 30, 2023, accounts payable increased primarily as a result of the timing of payments for costs associated with inventory-related purchases and professional services incurred.

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

We manufactured approximately $6.76 million and $9.23 million in loose jewels and $12.75 million and $16.98 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the fiscal years ended June 30, 2023 and 2022, respectively. We expect our purchases of precious metals and labor to fluctuate in conjunction with the levels of our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market prices of gold and other precious metals are beyond our control, upward price trends could have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of June 30, 2023 and 2022, $19.28 million and $22.49 million, respectively, of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $422,000 and new raw material that we may purchase pursuant to the Supply Agreement.

A more detailed description of our inventories is included in Note 6 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

We made income tax payments of approximately $5,900 and $0 during the fiscal years ended June 30, 2023 and 2022, respectively. As of June 30, 2023 and 2022, we had federal tax net operating loss carryforwards of approximately $24.76 million and $16.53 million, respectively, expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.01 million and  $19.77 million, respectively, expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2027 and 2040, which can be used to offset against future state taxable income.

Short-Term Capital Resources

Line of Credit

Effective July 7, 2021, we obtained from JPMorgan Chase our $5.00 million cash collateralized JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions and certain additional indebtedness for borrowed money, installment obligations, and obligations under capital and operating leases. The JPMorgan Chase Credit Facility is secured by a cash deposit in the amount of $5.05 million held by JPMorgan Chase as collateral for the line of credit facility. Effective July 28, 2022, the JPMorgan Chase Credit Facility was amended to, among other things, extend the maturity date to July 31, 2023, and append our obligations under the JPMorgan Chase Credit Facility to be guaranteed by our wholly owned subsidiaries, Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC, and moissaniteoutlet.com, LLC. Effective June 21, 2023, the JPMorgan Chase Credit Facility was amended further to extend the maturity date to July 31, 2024.

Each advance under the JPMorgan Chase Credit Facility, as amended, accrues interest at a rate equal to the sum of JPMorgan Chase’s monthly secured overnight financing rate, or the SOFR rate, to which JPMorgan Chase is subject with respect to the adjusted SOFR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum and an unsecured to secured interest rate adjustment of 0.10% per annum. Prior to its amendment on July 31, 2022, each advance under the JPMorgan Chase Credit Facility would have accrued interest at a rate equal to JPMorgan Chase’s monthly LIBOR rate multiplied by a statutory reserve rate for eurocurrency funding to which JPMorgan Chase is subject with respect to the adjusted LIBOR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum. Interest is calculated monthly on an actual/360-day basis and payable monthly in arrears. Principal outstanding during an event of default, at JPMorgan Chase’s option, accrues interest at a rate of 3% per annum in excess of the above rate. Any advance may be prepaid in whole or in part at any time.

The JPMorgan Chase Credit Facility is evidenced by a credit agreement, as amended, between us and JPMorgan Chase, or the JPMorgan Chase Credit Agreement, dated as of June 21, 2023, and customary ancillary documents, in the principal amount not to exceed $5.00 million at any one time outstanding and a line of credit note, or the JPMorgan Chase Line of Credit Note, in which we promise to pay on or before July 31, 2024, the amount of $5.00 million or so much thereof as may be advanced and outstanding. In the event of default, JPMorgan Chase, at its option, may accelerate the maturity of advances outstanding under the JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Agreement and ancillary documents contain customary covenants, representations, fees, debt, contingent obligations, liens, loans, leases, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, changes in control, as well as indemnity, expense reimbursement, and confidentiality provisions.

In connection with the JPMorgan Chase Credit Facility, effective July 7, 2021, we incurred a non-refundable origination fee in the amount of $10,000 that was paid in full to JPMorgan Chase upon execution of the JPMorgan Chase Credit Facility on July 12, 2021. There was no origination fee paid to JPMorgan Chase in connection with the amended JPMorgan Chase Credit Facility, dated July 28, 2022 and June 21, 2023.

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

As of June 30, 2023, we had not borrowed against the JPMorgan Chase Credit Facility.

More detailed descriptions of our JPMorgan Chase Credit Facility are included in Note 11 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Long-Term Capital Commitments

Contractual Agreement

On December 12, 2014, we entered into the Supply Agreement with Wolfspeed. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of our premium moissanite product, Forever One™ and provided us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Wolfspeed may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of June 30, 2023.

For more information regarding the second amendment to our Supply Agreement, executed on August 26, 2020, see Note 10 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

During the fiscal years ended June 30, 2023 and 2022, we purchased approximately $1.80 million and $6.29 million, respectively, of SiC crystals from Wolfspeed. The Company has made no purchases of SiC crystals during the nine-month period ended June 30, 2023 while in discussions regarding the terms of the Supply Agreement. Such discussions included potential renegotiation of the Supply Agreement, but the parties have not reached an agreement.

On July 28, 2023, Wolfspeed initiated a confidential arbitration against us for breach of contract claiming damages, plus interest, costs, and attorneys’ fees. Wolfspeed has alleged that the Company failed to satisfy the purchase obligations provided in the Supply Agreement for Fiscal 2023 in the amount of $4.25 million and failed to pay for $3.30 million of SiC crystals Wolfspeed delivered to us. Wolfspeed further alleges that the Company intends to breach our remaining purchase obligations under the Supply Agreement, representing an additional $18.5 million in alleged damages.

While the Company is evaluating Wolfspeed’s claims, we dispute the amount sought, and we intend to vigorously defend our position, including by asserting rights and defenses that the Company may have under the Supply Agreement, at law and in equity. A hearing has not yet been scheduled . The final determinations of liability arising from this matter will only be made following comprehensive investigations, discovery and arbitration processes.

Going forward, we expect to use existing cash and cash equivalents and access to other working capital resources, including but not limited to the issuance of equity securities, together with future cash expected to be provided by operating activities to finance our purchase commitment under the Supply Agreement, as amended.

For more information in connection with the Wolfspeed arbitration matter, see Part I, Item 3, “Legal Proceedings” and Note 10 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

In connection with our short- and long-term capital resources, we have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Our ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing effects of rising inflation and fears of recession. Any capital raise is not assured and may not be at terms that would be acceptable to us.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the ongoing uncertainty surrounding rising inflation and fears of recession that could lead to further disruption and volatility in the global capital markets as well as its impact on our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels and lab grown diamond business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K. Currently, we have the JPMorgan Chase Credit Facility, as amended, through its expiration on July 31, 2024, which we believe would mitigate these risks to our cash and liquidity position. Also, we may make investments in, or acquisitions of, complementary businesses, which could also require us to seek additional equity or debt financing.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, those actual results of operations may materially differ. The most significant estimates impacting our consolidated financial statements relate to the valuation and classification of inventories, accounts receivable reserves, and revenue recognition. We also have other policies that we consider key accounting policies, but these policies typically do not require us to make estimates or judgments that are difficult or subjective.

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

Each accounting period we evaluate the valuation and classification of inventories including the need for potential inventory write-downs, which also include significant estimates by management for obsolescence, shrinkage, and rework. Obsolescence reserves are based on an estimated loss percentage factor, determined by a combination of management’s analysis of current production-related conditions, coupled with historical work-in-process and customer-related obsolescence experience over time for specific product gemstones and finished jewelry affected by these conditions. Shrinkage reserves are based on an estimated loss percentage factor, determined by a combination of management’s analysis of current gemstones in production status and on memo at third-party locations, coupled with historical work-in-process shrinkage-related experience over time for specific product gemstones and jewelry impacted by these conditions. The rework reserves are also based on an estimated loss percentage factor, determined by a combination of management’s analysis of current production-related conditions, coupled with historical work-in-process rework experience over time for specific previously finished gemstones affected by these conditions.

Revenue Recognition

We recognize substantially all of our revenue at a point in time when control of our goods has passed to the customer with the exception of consigned goods. We consider our performance obligation related to the shipment of goods satisfied at the time this control is transferred. We also have a variable consideration element related to most of our contracts in the form of product return rights. At the time revenue is recognized, an allowance for estimated returns is established and any change in the allowance for returns is charged against net sales in the current period. For our Traditional segment customers, the returns policy generally allows for the return of jewels and finished jewelry with a valid reason for credit within 30 days of shipment. Customers on both our charlesandcolvard.com and moissaniteoutlet.com websites may also generally return purchases within 30 days, respectively, of the shipment date in accordance with our returns policies as disclosed on our charlesandcolvard.com and moissaniteoutlet.com websites. Periodically, we ship loose jewel goods and finished goods to Traditional segment customers on consignment terms. Under these consignment terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year. Our Online Channels segment and Traditional segment customers are generally required to make payments on consignment shipments within 30 to 60 days upon the customer informing us that such inventory will be kept by the customer. Accordingly, we do not recognize revenue on these consignment transactions until the earlier of (i) the customer informing us that the inventory will be kept by the customer; (ii) the expiration of the right of returns period; or (iii) the customer informing us that the inventory has been sold.

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

The second reserve is an allowance for uncollectible accounts for the measurement of estimated credit losses resulting from the failure of our customers to make required payments. This allowance reduces trade accounts receivable to an amount expected to be collected. We use a current expected credit losses model whereby we estimate credit losses expected over the life of our pool of exposures based on historical percentages of uncollectible accounts, changes in payment history, and facts and circumstances, including any current extenuating economic conditions, regarding specific accounts that become known to, or forecasted by, us to be uncollectible when evaluating the adequacy of the allowance for uncollectible accounts. We determine a credit loss percentage based on the age of the receivable that we deem uncollectible related to potential credit losses. We record an allowance for such credit losses, which includes a provision for expected losses based on historical write-offs, adjusted for current conditions as deemed necessary, reasonable and supportable forecasts about future conditions, and a specific reserve for accounts deemed at risk. The allowance is our estimate for accounts receivable as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in the results of operations in the period in which the change occurs. We write-off accounts receivable and the related allowance recorded previously when it becomes probable, based upon customer facts and circumstances, that such amounts will not be collected. We generally use internal collection efforts, which may include our sales personnel as deemed appropriate. After all internal collection efforts have been exhausted, we generally write-off the underlying account receivable.
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
Morrisville, North Carolina

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. (the “Company”) as of June 30, 2023, and 2022, the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Inventories Net Realizable Value

As described in Notes 2 and 6 to the Company’s consolidated financial statements, inventories totaled approximately $26.8 million at June 30, 2023.  Inventories are stated at the lower of cost or net realizable value.  Each accounting period, the Company evaluates the valuation of inventories including the need for potential inventory write-downs, which includes significant estimates by management.

We identified management’s estimation of the net realizable value of inventories, including inventory write-downs, as a critical audit matter.  The Company’s inventories are subject to various market factors, including changes in styling trends and competition, that could indicate a decline in the net realizable value.  Given the inherent uncertainty in estimating the future marketability of the Company’s products, auditing management’s estimation of the net realizable value of inventories required a high degree of auditor judgment and increased audit effort.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of the inputs used in management’s inventory reserve calculations including prices for similar products recently sold by the Company, current and expected margins based on current period sales of inventories on hand, and industry trends.

•
Assessing the reserve analysis to determine whether management identified evidence of potential declines in marketability, including slow moving inventory, for which carrying value may exceed estimates of net realizable value and appropriately evaluated potential write-downs.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2010.

Raleigh, North Carolina
October 12, 2023

CHARLES & COLVARD, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$10,446,532	$15,668,361
Restricted cash	5,122,379	5,510,979
Accounts receivable, net	380,085	2,220,816
Inventory, net	7,476,046	11,024,276
Note receivable	250,000	250,000
Prepaid expenses and other assets	901,354	1,190,012
Total current assets	24,576,396	35,864,444
Long-term assets:
Inventory, net	19,277,530	22,488,524
Property and equipment, net	2,491,569	1,901,176
Intangible assets, net	305,703	265,730
Operating lease right-of-use assets	2,183,232	2,787,419
Deferred income taxes, net	-	5,851,904
Other assets	49,658	49,658
Total long-term assets	24,307,692	33,344,411
TOTAL ASSETS	$48,884,088	$69,208,855

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,786,155	$4,401,229
Operating lease liabilities, current portion	880,126	856,571
Accrued expenses and other liabilities	1,395,479	1,546,483
Total current liabilities	7,061,760	6,804,283
Long-term liabilities:
Noncurrent operating lease liabilities	2,047,742	2,846,805
Total long-term liabilities	2,047,742	2,846,805
Total liabilities	9,109,502	9,651,088
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 30,912,108 shares issued and 30,523,705 shares outstanding at June 30, 2023 and 30,778,046 shares issued and 30,747,759 shares outstanding at June 30, 2022	57,242,211	57,242,211
Additional paid-in capital	26,205,919	25,956,491
Treasury stock, at cost, 388,403 shares and 30,287 shares at June 30, 2023 and 2022, respectively	(489,979)	(38,164)
Accumulated deficit	(43,183,565)	(23,602,771)
Total shareholders’ equity	39,774,586	59,557,767
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$48,884,088	$69,208,855

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2023	2022
Net sales	$29,946,234	$43,089,024
Costs and expenses:
Cost of goods sold	25,212,383	22,845,702
Sales and marketing	13,686,049	12,421,138
General and administrative	5,023,822	4,948,980
Total costs and expenses	43,922,254	40,215,820
(Loss) Income from operations	(13,976,020)	2,873,204
Other income (expense):
Interest income	297,262	19,277
Loss on foreign currency exchange	-	(34)
Total other income, net	297,262	19,243
(Loss) Income before income taxes	(13,678,758)	2,892,447
Income tax expense	(5,902,036)	(518,532)
Net (loss) income	$(19,580,794)	$2,373,915

Net (loss) income per common share:
Basic	$(0.64)	$0.08
Diluted	(0.64)	0.08

Weighted average number of shares used in computing net (loss) income per common share:
Basic	30,376,745	30,363,076
Diluted	30,376,745	31,316,028

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2021	29,913,095	$56,057,109	$25,608,593	$-	$(25,976,686)	$55,689,016
Stock-based compensation	-	-	774,341	-	-	774,341
Issuance of restricted stock	242,725	-	-	-	-	-
Stock option exercises	622,226	1,185,102	(426,443)	-	-	758,659
Repurchases of common stock	(30,287)	-	-	(38,164)	-	(38,164)
Net income	-	-	-	-	2,373,915	2,373,915
Balance at June 30, 2022	30,747,759	$57,242,211	$25,956,491	$(38,164)	$(23,602,771)	$59,557,767
Stock-based compensation	-	-	249,428	-	-	249,428
Issuance of restricted stock	178,750	-	-	-	-	-
Cancellation of restricted stock	(44,688)	-	-	-	-	-
Repurchases of common stock	(358,116)	-	-	(451,815)	-	(451,815)
Net loss	-	-	-	-	(19,580,794)	(19,580,794)
Balance at June 30, 2023	30,523,705	$57,242,211	$26,205,919	$(489,979)	$(43,183,565)	$39,774,586

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(19,580,794)	$2,373,915
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	653,157	479,308
Stock-based compensation	249,428	774,341
Provision for uncollectible accounts	98,000	14,000
Recovery of sales returns	(23,000)	(84,000)
Inventory write-downs	6,004,000	195,000
Recovery of accounts receivable discounts	(4,496)	(4,285)
Deferred income taxes	5,851,904	498,926
Changes in operating assets and liabilities:
Accounts receivable	1,770,227	(484,457)
Inventory	755,224	(4,535,080)
Prepaid expenses and other assets, net	892,845	926,780
Accounts payable	384,926	1,626,856
Accrued income taxes	-	(9,878)
Accrued expenses and other liabilities	(926,512)	(1,198,873)
Net cash (used in) provided by operating activities	(3,875,091)	572,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,229,571)	(1,496,471)
Payments for intangible assets	(53,952)	(64,188)
Net cash used in investing activities	(1,283,523)	(1,560,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	(451,815)	(38,164)
Stock option exercises	-	758,659
Net cash (used in) provided by financing activities	(451,815)	720,495

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(5,610,429)	(267,611)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	21,179,340	21,446,951
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$15,568,911	$21,179,340

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$5,900	$-

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

The Company sells loose moissanite jewels, loose lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds at wholesale prices to distributors, manufacturers, retailers, and designers, including some of the largest distributors and jewelry manufacturers in the world. In addition, In May 2023, the Company launched charlesandcolvarddirect.com, a direct-to-wholesaler sales portal, which is a gemstone product disposition wholesale outlet. The Company’s finished jewelry and loose moissanite jewels and lab grown diamonds that are mounted into fine jewelry by other manufacturers are sold at retail outlets and via the Internet. The Company sells at retail prices to end-consumers through its own Charles & Colvard Signature Showroom, which opened in October 2022, and also through its wholly owned operating subsidiary, charlesandcolvard.com, LLC, third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. The Company also sells at discount retail prices to end-consumers through moissaniteoutlet.com, LLC, a wholly owned operating subsidiary of charlesandcolvard.com, LLC, and third-party online marketplaces.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying consolidated financial statements as of and for the fiscal years ended June 30, 2023 and 2022, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC; including its wholly-owned subsidiary, moissaniteoulet.com, LLC, which was formed and organized as of February 24, 2022; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the fiscal years ended June 30, 2023 or 2022. All intercompany accounts have been eliminated.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As future events and their effects cannot be fully determined with precision, actual results of operations, cash flow, and financial position could differ significantly from estimates. The most significant estimates impacting the Company’s consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, stock-based compensation, and revenue recognition. Changes in estimates are reflected in the consolidated financial statements in the period in which the change in estimate occurs.

Reclassification – Certain amounts in the Company’s consolidated financial statements for the fiscal year ended June 30, 2022 have been reclassified to conform to current presentation, principally amounts presented in Note 9, “Accrued Expenses and Other Liabilities”, relating to the combination of accrued sales tax and accrued franchise taxes, which had previously been presented separately. These reclassifications had no impact on the Company’s consolidated financial position or consolidated results of operations as of or for the fiscal years ended June 30, 2023 and 2022.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. The Company’s cash and cash equivalents include cash on deposit and a money market fund.

Restricted Cash – In accordance with the terms of the Company’s cash collateralized $5.00 million credit facility from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which the Company entered into on July 12, 2021, as amended July 28, 2022 and amended further effective June 21, 2023, the Company is required to keep $5.1 million in a cash deposit account held by JPMorgan Chase. Such amount was held as security for the Company’s credit facility from JPMorgan Chase. Accordingly, during the term of the JPMorgan Chase credit facility, the cash deposit held by JPMorgan Chase is classified as restricted cash for financial reporting purposes on the Company’s Consolidated Balance Sheets.

For additional information regarding the Company’s cash collateralized credit facility with JPMorgan Chase, see Note 11, “Debt”.

Pursuant to the terms and conditions of the Company’s broker-dealer agreement with Oppenheimer & Co., Inc. (“Oppenheimer”), with whom the Company has engaged to transact common stock share repurchases in connection with its stock repurchase program, the Company is required to maintain a funded liquid margin account held by Oppenheimer for the benefit of the Company. The purpose of this account is to fund the Company’s common stock repurchases and any underlying transaction costs and fees. Depending upon the level and timing of stock repurchase activity, the funded margin account cash balance will fluctuate from time to time. At June 30, 2023 and 2022, cash in the amount of approximately $30 and $461,000, respectively, was held by Oppenheimer. Such cash amount held by Oppenheimer was classified as restricted cash for financial reporting purposes on the Company’s Consolidated Balance Sheets.

For additional information regarding the Company’s stock repurchase program, see Note 12, “Shareholders’ Equity and Stock-Based Compensation.”

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Consolidated Statements of Cash Flows, consists of the following as of the dates presented:

	June 30,
	2023	2022
Cash and cash equivalents	$10,446,532	$15,668,361
Restricted cash	5,122,379	5,510,979
Total cash, cash equivalents, and restricted cash	$15,568,911	$21,179,340

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

Trade receivables potentially subject the Company to credit risk. Payment terms on trade receivables for the Company’s Traditional segment customers are generally between 30 and 90 days, though it may offer extended terms with specific customers and on significant orders from time to time. The Company extends credit to its customers based upon a number of factors, including an evaluation of the customer’s financial condition and credit history that is verified through trade association reference services, the customer’s payment history with the Company, the customer’s reputation in the trade, and/or an evaluation of the Company’s opportunity to introduce its moissanite jewels or finished jewelry featuring moissanite to new or expanded markets. Collateral is not generally required from customers. The need for an allowance for uncollectible accounts is determined based upon factors surrounding the credit risk of specific customers, historical trends, and other information.

See Note 14, “Major Customers and Concentration of Credit Risk”, for further discussion of credit risk within trade accounts receivable.

Accounts Receivable Reserves – Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, the Company estimates future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers and it reduces sales and trade accounts receivable by this estimated amount. The Company’s allowance for sales returns was $568,000 and $591,000 at June 30, 2023 and 2022, respectively.

The following are reconciliations of the allowance for sales returns balances for the periods presented:

	Year Ended June 30,
	2023	2022
Balance, beginning of year	$591,000	$675,000
Additions charged to operations	5,405,613	6,012,069
Sales returns	(5,428,613)	(6,096,069)
Balance, end of year	$568,000	$591,000

The second reserve is an allowance for uncollectible accounts for the measurement of estimated credit losses resulting from the failure of the Company’s customers to make required payments. This allowance reduces trade accounts receivable to an amount expected to be collected. The Company uses a current expected credit losses model whereby management estimates credit losses expected over the life of its pool of exposures based on historical percentages of uncollectible accounts, changes in payment history, and facts and circumstances, including any current extenuating economic conditions, regarding specific accounts that become known to, or forecasted by, management to be uncollectible when evaluating the adequacy of the allowance for uncollectible accounts. The Company determines a credit loss percentage based on the age of the receivable that it deems uncollectible related to potential credit losses. The Company records an allowance for such credit losses, which includes a provision for expected losses based on historical write-offs, adjusted for current conditions as deemed necessary, reasonable and supportable forecasts about future conditions, and a specific reserve for accounts deemed at risk. The allowance is the Company’s estimate for accounts receivable as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in the results of operations in the period in which the change occurs. The Company writes-off accounts receivable and the related allowance recorded previously when it becomes probable, based upon customer facts and circumstances, that such amounts will not be collected. The Company generally uses internal collection efforts, which may include its sales personnel as it deems appropriate. After all internal collection efforts have been exhausted, the Company generally writes-off the underlying account receivable.

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific underlying customer account. During its review for the fiscal years ended June 30, 2023 and 2022, the Company determined no additional reserves were necessary for specific accounts. Based on these criteria, management determined that allowances for uncollectible accounts receivable of $183,000 and $85,000 at June 30, 2023 and 2022, respectively, were required.

The following are reconciliations of the allowance for uncollectible accounts balances as of the periods presented:

	Year Ended June 30,
	2023	2022
Balance, beginning of year	$85,000	$71,000
Additions charged to operations	98,000	14,000
Balance, end of year	$183,000	$85,000

Although the Company believes that its reserves are adequate, if the financial condition of its customers deteriorates, resulting in an impairment of their ability to make payments, or if it underestimates the allowances required, additional allowances may be necessary, which would result in increased expense in the period in which such determination is made.

Inventories - Inventories are stated on an average cost basis at the lower of cost or net realizable value. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand at the measurement date in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as long-term on the Company’s Consolidated Balance Sheets. The Company’s classification of its inventory as either current or long-term inventory requires it to estimate the portion of on-hand inventory that is expected to be realized over the next 12 months and does not include precious metal, labor, and other inventory purchases expected to be both purchased and realized in cost of sales over the next 12 months.

Each accounting period, the Company evaluates the valuation and classification of inventories including the need for potential inventory write-downs, which also include significant estimates by management. The Company’s inventory-related valuation allowances are recorded in the aggregate rather than an individual item approach for each obsolescence, rework, and shrinkage valuation allowance.

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

Impairment of Long-Lived Assets – The Company evaluates the recoverability of its long-lived assets by reviewing them for possible impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying value of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying value exceeds the fair value and such amount is recognized as an operating expense in the period in which the determination is made. As of June 30, 2023, the Company did not identify any indicators of long-lived asset impairment.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption would result in increased depreciation and amortization expense in the current period in which such determination is made, as well as in subsequent periods.

Revenue Recognition – Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this principle, the Company performs the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when the Company has satisfied the underlying performance obligations. The Company recognizes substantially all of its revenue at a point in time when control of the Company’s goods has passed to the customer with the exception of consigned goods. The Company considers its sole performance obligation related to the shipment of goods satisfied at the time this control is transferred which is typically upon shipment but may be upon delivery depending on the contractual arrangement with the customer. Customer payment terms for these shipments typically range between 30- and 90-days. Customers purchasing items through the Company’s websites pay amounts in advance of the Company transferring control of the goods. Amounts received in advance of the transfer of control are included in deferred revenue within accrued expenses and other liabilities on the consolidated balance sheets until the time of the transfer of control of the goods. The amounts included in deferred revenue of $452,866 and $774,891 at June 30, 2022 and June 30, 2021, respectively, were recorded in net sales during the fiscal years ended June 30, 2023 and June 30, 2022, respectively. The opening accounts receivable, net balance as of July 1, 2021 was $1,662,074. The Company has elected to treat shipping and handling performed after control has transferred to customers as a fulfillment activity, and additionally, has elected the practical expedient to report sales taxes on a net basis. The Company records shipping and handling expense related to product sales as cost of sales.

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

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of June 30, 2023 and 2022, the Company’s refund liabilities balances were $568,000 and $591,000, respectively, and are included as allowances for sales returns within accounts receivable, net, in the accompanying consolidated balance sheets. As of June 30, 2023 and 2022, the Company’s returns asset balances were $290,000 and $260,000, respectively, and are included within prepaid expenses and other assets in the accompanying consolidated balance sheets.

Cost of Goods Sold – Cost of goods sold is primarily composed of inventory sold during the period; inventory written-down during the period due to ongoing quality and obsolescence reviews; salaries and payroll-related expenses for personnel involved in preparing and shipping product to customers; an allocation of shared expenses such as rent, utilities, communication expenses, and depreciation related to preparing and shipping product to customers; and outbound freight charges.

Advertising Costs – Advertising production costs are expensed as incurred. Media placement costs are expensed the first time the underlying advertising appears.

The Company also offers a cooperative advertising program to certain of its distributor and retail partners that reimburses, via a credit towards future purchases, a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s products. For the fiscal years ended June 30, 2023 and 2022, these approximate amounts were $606,000 and $792,000, respectively, and are included as a component of sales and marketing expenses. Because the Company receives a distinct good or service in exchange for consideration and the fair value of the benefit can be reasonably estimated, these transactions are reflected as sales and marketing expenses.

Advertising expenses, inclusive of the cooperative advertising program, for the fiscal years ended June 30, 2023 and 2022, were approximately $7.89 million and $7.38 million, respectively.

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

As of the dates presented, the following table reconciles the differences between the basic and diluted net (loss) income per share presentations:

	Year Ended June 30,
	2023	2022
Numerator:
Net (loss) income	$(19,580,794)	$2,373,915

Denominator:
Weighted average common shares outstanding:
Basic	30,376,745	30,363,076
Effect of dilutive securities	-	952,952
Diluted	30,376,745	31,316,028

Net (loss) income per common share:
Basic	$(0.64)	$0.08
Diluted	$(0.64)	$0.08

For the fiscal year ended June 30, 2023, stock options to purchase approximately 1.82 million shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For the fiscal year ended June 30, 2022, stock options to purchase approximately 758,000 were excluded from the computation of diluted net income per common share because the exercise price of the stock options was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net income per common share. Approximately 179,000 shares of unvested restricted stock are excluded from the computation of diluted net loss per common share as of June 30, 2023 because the shares are performance-based, and the underlying conditions have not been met as of the period presented and the effects of the inclusion of such shares would be anti-dilutive to net loss per common share. Approximately 45,000 shares of unvested restricted stock were excluded from the computation of diluted net income per common share as of June 30, 2022 because the shares were performance-based, and the underlying conditions had not been met as of June 30, 2022.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, moissaniteoutlet.com, third-party online marketplaces, drop-ship retail, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale and retail customers, including its own Charles & Colvard Signature Showroom and charlesandcolvarddirect.com. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies.”

The Company evaluates the financial performance of its segments based on net sales and product line gross profit, or the excess of product line sales over product line cost of goods sold. The Company’s product line cost of goods sold is defined as product cost of goods sold, excluding non-capitalized expenses from the Company’s manufacturing and production control departments, comprising personnel costs, depreciation, leases, utilities, and corporate overhead allocations; freight out; inventory write-downs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

Summary financial information by reportable segment for the periods presented is as follows:

	Year Ended June 30, 2023
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$19,607,941	$4,377,673	$23,985,614
Loose jewels	1,884,939	4,075,681	5,960,620
Total	$21,492,880	$8,453,354	$29,946,234

Product line cost of goods sold
Finished jewelry	$9,214,749	$3,182,342	$12,397,091
Loose jewels	705,576	2,039,401	2,744,977
Total	$9,920,325	$5,221,743	$15,142,068

Product line gross profit
Finished jewelry	$10,393,192	$1,195,331	$11,588,523
Loose jewels	1,179,363	2,036,280	3,215,643
Total	$11,572,555	$3,231,611	$14,804,166

Depreciation and amortization	$215,978	$437,179	$653,157

Capital expenditures	$423,150	$806,421	$1,229,571

	Year Ended June 30, 2022
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$23,539,347	$6,172,883	$29,712,230
Loose jewels	3,240,702	10,136,092	13,376,794
Total	$26,780,049	$16,308,975	$43,089,024

Product line cost of goods sold
Finished jewelry	$9,837,830	$4,094,870	$13,932,700
Loose jewels	1,209,832	4,959,958	6,169,790
Total	$11,047,662	$9,054,828	$20,102,490

Product line gross profit
Finished jewelry	$13,701,517	$2,078,013	$15,779,530
Loose jewels	2,030,870	5,176,134	7,207,004
Total	$15,732,387	$7,254,147	$22,986,534

Depreciation and amortization	$235,643	$243,665	$479,308

Capital expenditures	$305,586	$1,190,885	$1,496,471

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the consolidated financial statements is as follows:

	Year Ended June 30,
	2023	2022
Product line cost of goods sold	$15,142,068	$20,102,490
Non-capitalized manufacturing and production control expenses	2,210,494	1,661,207
Freight out	1,068,437	1,195,062
Inventory write-downs	6,004,000	195,000
Other inventory adjustments	787,384	(308,057)
Cost of goods sold	$25,212,383	$22,845,702

A reconciliation of the Company’s consolidated product line gross profit to the Company’s consolidated net (loss) income before income taxes is as follows:

	Year Ended June 30,
	2023	2022
Product line gross profit	$14,804,166	$22,986,534
Non-allocated cost of goods sold	(10,070,315)	(2,743,212)
Sales and marketing	(13,686,049)	(12,421,138)
General and administrative	(5,023,822)	(4,948,980)
Total other income, net	297,262	19,243
(Loss) Income before income taxes	$(13,678,758)	$2,892,447

The Company recognizes sales by geographic area based on the country in which the customer is based. Sales to international end consumers made through the Company’s transactional websites, charlesandcolvard.com,  charlesandcolvarddirect.com, and moissaniteoutlet.com, are included in international sales for financial reporting purposes. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers.

All intangible assets, as well as property and equipment, as of June 30, 2023 and 2022, are held and located in the United States.

The following presents net sales data by geographic area for the periods presented:

	Year Ended June 30,
	2023	2022
Net sales
United States	$29,056,696	$41,138,538
International	889,538	1,950,486
Total	$29,946,234	$43,089,024

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company’s management. The financial instruments identified as subject to fair value measurements on a recurring basis are cash, cash equivalents, and restricted cash, notes receivable, trade accounts receivable, and trade accounts payable. All financial instruments are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these financial instruments.

There were no assets measured at fair value on a non-recurring basis as of June 30, 2023 or 2022.

5.	NOTE RECEIVABLE

On March 5, 2021, the Company entered into a $250,000 convertible promissory note agreement (the “ Convertible Promissory Note”), with an unrelated third-party strategic marketing partner. The Convertible Promissory Note is unsecured and was scheduled originally to mature on March 5, 2022. In February 2022, the Company entered into an amendment to the Convertible Promissory Note that was effective as of December 9, 2021 and changed the maturity date to September 30, 2022. Effective September 26, 2022, the Company further amended the Convertible Promissory Note (the “September 2022 Amendment”) and changed the maturity date to June 20, 2024 (the “Maturity Date”). In accordance with the terms of the September 2022 Amendment, the note receivable is classified as a current note receivable within the accompanying consolidated financial statements as of June 30, 2023.
Interest is accrued at a simple rate of 0.14% per annum and will continue to accrue until the Convertible Promissory Note is converted in accordance with the conversion privileges contained within the Convertible Promissory Note or is repaid. Principal outstanding during an event of default accrues interest at the rate of 5% per annum. In accordance with the terms of the September 2022 Amendment, accrued and unpaid interest on the Convertible Promissory Note is classified as a current asset and included in other current assets in the accompanying consolidated financial statements as of June 30, 2023.

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

6.	INVENTORIES

The Company’s total inventories, net consisted of the following as of the dates presented:

	June 30,
	2023	2022
Finished jewelry:
Raw materials	$1,288,906	$1,697,361
Work-in-process	1,223,670	1,260,728
Finished goods	12,772,611	12,100,910
Finished goods on consignment	2,039,506	2,135,856
Total finished jewelry	17,324,693	17,194,855
Loose jewels:
Raw materials	421,603	1,985,355
Work-in-process	6,131,853	8,485,713
Finished goods	2,294,270	5,454,266
Finished goods on consignment	254,323	303,491
Total loose jewels	9,102,049	16,228,825
Total supplies inventory	326,834	89,120
Total inventory	$26,753,576	$33,512,800

As of the dates presented, the Company’s total inventories, are classified as follows:

	June 30,
	2023	2022
Short-term portion	$7,476,046	$11,024,276
Long-term portion	19,277,530	22,488,524
Total inventory	$26,753,576	$33,512,800

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished goods set with moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2023 and 2022, work-in-process inventories issued to active production jobs approximated $1.99 million and $2.76 million, respectively.

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

The Company’s inventories are stated at the lower of cost or net realizable value on an average cost basis. Each accounting period the Company evaluates the valuation and classification of inventories including the need for potential inventory write-downs, which also include significant estimates by management. As a result of the deterioration of marketability of certain of the Company’s loose jewels inventory, management determined that the inventory has lost certain of its revenue-generating ability and the net realizable value of this inventory has fallen below that of its historical carrying cost. The multiple grades of the Company’s Moissanite by Charles & Colvard® loose gemstones and lab-grown diamonds have seen a market deterioration which started in the quarterly period ended June 30, 2023 due to the recent downward pricing pressure on both mined and lab grown diamonds. These trends in the diamond market have now put considerable pricing pressure on moissanite – for rough and loose gemstones – and due to oversupply of rough and loose gems for lab grown diamonds the net realizable value of such inventory has decreased.

Included in cost of goods sold during the quarter and year ended June 30, 2023, is the write-down of approximately $5.9 million of a portion of the Company’s non-Forever One™ loose jewels inventory in response to pricing pressures and constrained consumer demand that has impacted the net realizable value of such inventory. The non-Forever One™ material inventory is comprised of raw materials, or boules, work-in-process gemstones, and loose finished gemstones.

7.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following as of the dates presented:

	June 30,
	2023	2022
Computer software	$2,865,994	$2,392,465
Machinery and equipment	1,203,585	1,182,171
Computer hardware	1,841,972	1,621,198
Leasehold improvements	2,213,330	1,847,227
Furniture and fixtures	676,014	528,742
Total	8,800,895	7,571,803
Less accumulated depreciation	(6,309,326)	(5,670,627)
Property and equipment, net	$2,491,569	$1,901,176

Depreciation expense for the fiscal years ended June 30, 2023 and 2022 was approximately $639,000 and $471,000, respectively.

8.	INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of the dates presented:

			Weighted Average
			Remaining
	June 30,		Amortization Period
	2023	2022	(in Years)
Patents	$1,017,007	$1,017,007	11.6
Trademarks	296,294	242,342	9.0
License rights	6,718	6,718	-
Total	1,320,019	1,266,067
Less accumulated amortization	(1,014,316)	(1,000,337)
Intangible assets, net	$305,703	$265,730

Amortization expense for the fiscal years ended June 30, 2023 and 2022 was approximately $14,000 and $8,000, respectively. Amortization expense on existing intangible assets is estimated to be approximately $28,000 for the fiscal year ending June 30, 2024, approximately $27,000 for each of the fiscal years ending June 30, 2025, 2026, and 2027, and approximately $26,000 for the fiscal year ending June 30, 2028. The amortization expense for the remaining unamortized balance of the total intangible assets, net, will be recognized in fiscal years ending after June 30, 2028.

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

Total accrued expenses and other liabilities consist of the following as of the dates presented:

	June 30,
	2023	2022
Deferred revenue	$566,896	$452,866
Accrued compensation and related benefits	382,630	614,443
Accrued cooperative advertising	243,861	137,467
Accrued sales tax and franchise taxes	202,091	341,706
Other accrued expenses	1	1
Accrued expenses and other liabilities	$1,395,479	$1,546,483

10.	COMMITMENTS AND CONTINGENCIES

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

As of June 30, 2023, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$2,183,232

Current operating lease liabilities	$880,126
Noncurrent operating lease liabilities	2,047,742
Total operating lease liabilities	$2,927,868

The Company’s total operating lease cost was approximately $698,000 and $596,000 for the fiscal years ended June 30, 2023 and 2022, respectively.

The Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 3.33 years.

As of June 30, 2023, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2024	$893,660
2025	918,236
2026	943,487
2027	317,327
Total lease payments	3,072,710
Less: imputed interest	144,842
Present value of lease payments	2,927,868
Less: current lease liability	880,126
Total long-term lease liability	$2,047,742

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the fiscal years ended June 30, 2023 and 2022, cash paid for operating leases was approximately $916,000 and $550,000, respectively.

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

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of June 30, 2023. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4.00 million to $10.00 million each year.

During the fiscal years ended June 30, 2023 and 2022, the Company purchased approximately $1.80 million and $6.29 million, respectively, of SiC crystals from Wolfspeed.

The Company has made no purchases of SiC crystals during the nine-month period ended June 30, 2023 while in discussions regarding the terms of the Supply Agreement.

On July 28, 2023, Wolfspeed initiated a confidential arbitration against the Company for breach of contract claiming damages, plus interest, costs, and attorneys’ fees. Wolfspeed has alleged that the Company failed to satisfy the purchase obligations provided in the Supply Agreement for Fiscal 2023 in the amount of $4.25 million and failed to pay for $3.30 million of SiC crystals Wolfspeed delivered to the Company. Wolfspeed further alleges that the Company intends to breach its remaining purchase obligations under the Supply Agreement, representing an additional $18.5 million in alleged damages.

While the Company is evaluating Wolfspeed’s claims, the Company disputes the amount sought, and intends to vigorously defend its position, including by asserting rights and defenses that the Company may have under the Supply Agreement at law and in equity. A hearing has not yet been scheduled. The final determinations of liability arising from this matter will only be made following comprehensive investigations, discovery and arbitration processes.

11.	DEBT

Line of Credit

Effective July 7, 2021, the Company obtained from JPMorgan Chase a $5.00 million cash collateralized line of credit facility (the “JPMorgan Chase Credit Facility”). The JPMorgan Chase Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions and certain additional indebtedness for borrowed money, installment obligations, and obligations under capital and operating leases. The JPMorgan Chase Credit Facility is secured by a cash deposit in the amount of $5.1 million held by JPMorgan Chase as collateral for the line of credit facility and was scheduled to mature on July 31, 2022. Effective July 28, 2022, the JPMorgan Chase Credit Facility was amended to, among other things, extend the maturity date to July 31, 2023, and append the Company’s obligations under the JPMorgan Chase Credit Facility to be guaranteed by the Company’s wholly owned subsidiaries, Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC, and moissaniteoutlet.com, LLC. Effective, June 21, 2023, the JPMorgan Chase Credit Facility was amended further to extend the maturity date to July 31, 2024.

Each advance under the JPMorgan Chase Credit Facility, as amended, accrues interest at a rate equal to the sum of JPMorgan Chase’s monthly secured overnight financing rate (“SOFR rate”) to which JPMorgan Chase is subject with respect to the adjusted SOFR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum and an unsecured to secured interest rate adjustment of 0.10% per annum. Prior to the July 31, 2022 amendment, each advance under the JPMorgan Chase Credit Facility would have accrued interest at a rate equal to JPMorgan Chase’s monthly LIBOR rate multiplied by a statutory reserve rate for eurocurrency funding to which JPMorgan Chase is subject with respect to the adjusted LIBOR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum. Interest is calculated monthly on an actual/360-day basis and payable monthly in arrears. Principal outstanding during an event of default, at JPMorgan Chase’s option, accrues interest at a rate of 3% per annum in excess of the above rate. Any advance may be prepaid in whole or in part without penalty at any time.

The JPMorgan Chase Credit Facility is evidenced by a credit agreement, as amended, between JPMorgan Chase and the Company (the “JPMorgan Chase Credit Agreement”), effective as of June 21, 2023, and customary ancillary documents, in the principal amount not to exceed $5.00 million at any one time outstanding and a line of credit note (the “JPMorgan Chase Line of Credit Note”) in which the Company promises to pay on or before July 31, 2024, the amount of $5.00 million or so much thereof as may be advanced and outstanding. In the event of default, JPMorgan Chase, at its option, may accelerate the maturity of advances outstanding under the JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Agreement and ancillary documents contain customary covenants, representations, fees, debt, contingent obligations, liens, loans, leases, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, changes in control, as well as indemnity, expense reimbursement, and confidentiality provisions.

In connection with the JPMorgan Chase Credit Facility, effective July 7, 2021, the Company incurred a non-refundable origination fee in the amount of $10,000 that was paid in full to JPMorgan Chase upon execution of the JPMorgan Chase Credit Facility on July 12, 2021. No origination fee was paid to JPMorgan Chase in connection with amending the JPMorgan Chase Credit Facility on July 28, 2022, and June 21, 2023. The Company also agreed to maintain its primary banking depository and disbursement relationship with JPMorgan Chase.

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

As of June 30, 2023, the Company had not borrowed against the JPMorgan Chase Credit Facility.

The Company had no outstanding debt during the fiscal year ended June 30, 2023.

12.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of June 30, 2023 and 2022, it had 30,523,705 and 30,747,759 shares of common stock outstanding, respectively. Holders of the Company’s common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of June 30, 2023.

Repurchases of Common Stock

Pursuant to authority granted by the Company’s Board of Directors on April 29, 2022, the Company can repurchase  up to approximately $5.00 million in shares outstanding of the Company’s common stock over the three-year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases are generally at the discretion of the Company’s management. As the Company repurchases its common shares, which have no par value, the Company reports such shares held as treasury stock on the accompanying consolidated balance sheets as of June 30, 2023 and 2022, with the purchase price recorded within treasury stock.

During the fiscal years ended June 30, 2023 and 2022, the Company repurchased 358,116 shares and 30,287 shares, respectively, of the Company’s common stock for an aggregate price of $451,815 and $38,164, respectively, pursuant to the repurchase authorization.

Dividends

The Company paid no cash dividends during the fiscal years ended June 30, 2023 and 2022.

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

The 2018 Plan provides for the grant of equity-based awards to selected employees, directors, and consultants of the Company and its affiliates. The aggregate number of shares of the Company’s common stock that could be issued pursuant to awards granted under the 2018 Plan are not to exceed the sum of 3,300,000 plus the number of shares of common stock underlying any award granted under any stock incentive plan maintained by the Company prior to the 2018 Plan (each, a “2018 Prior Plan”) that expires, terminates or is canceled or forfeited under the terms of the 2018 Prior Plans. Stock options granted to employees under the 2018 Plan generally vest over four years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Stock option awards granted to members of the Board of Directors generally vest at the end of one year from the date of the grant. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally four years or less. Only stock options and restricted stock have been granted under the 2018 Plan. As of June 30, 2023 and 2022, there were 1,261,331 and 1,101,211 stock options outstanding under the 2018 Plan, respectively.

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

The 2008 Plan authorized the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The aggregate number of shares of the Company’s common stock that could be issued pursuant to awards granted under the 2008 Plan were not to exceed the sum of 6,000,000 plus any shares of common stock subject to an award granted under any stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “2008 Prior Plan”) that is forfeited, cancelled, terminated, expires, or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a 2008 Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company. Stock options granted to employees under the 2008 Plan generally vest over four years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Stock option awards granted to members of the Board of Directors generally vest at the end of one year from the date of the grant. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally four years or less. Only stock options and restricted stock had been granted under the 2008 Plan. As of June 30, 2023 and 2022, there were 556,334 and 557,592 stock options outstanding under the 2008 Plan, respectively.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Year Ended June 30,
	2023	2022
Employee stock options	$225,694	$243,576
Restricted stock awards	23,734	530,765
Total	$249,428	$774,341

No stock-based compensation was capitalized as a cost of inventory during the fiscal years ended June 30, 2023 and 2022.

Stock Options

The following is a summary of the stock option activity for the fiscal years ended June 30, 2023 and 2022:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2021	2,235,286	$1.24
Granted	289,793	$2.47
Exercised	(622,226)	$1.15
Forfeited	(24,753)	$1.04
Expired	(219,297)	$2.57
Outstanding at June 30, 2022	1,658,803	$1.32
Granted	270,787	$1.02
Forfeited	(65,765)	$1.99
Expired	(46,160)	$1.76
Outstanding at June 30, 2023	1,817,665	$1.24

The weighted average grant date fair value of stock options granted during the fiscal years ended June 30, 2023 and 2022 was $0.59 and $1.27, respectively. The total fair value of stock options that vested during the fiscal years ended June 30, 2023 and 2022 was approximately $229,000 and $222,000, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the periods presented:

	Year Ended June 30,
	2023	2022
Dividend yield	0.0%	0.0%
Expected volatility	61.0%	61.6%
Risk-free interest rate	3.75%	1.46%
Expected lives (years)	5.4	4.5

The following tables summarize information in connection with stock options outstanding at June 30, 2023:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of June 30, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of June 30, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of June 30, 2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,817,665	6.27	$1.24	1,405,916	5.50	$1.22	1,789,617	6.23	$1.23

As of June 30, 2023, the unrecognized stock-based compensation expense related to unvested stock options was approximately $171,000, which is expected to be recognized over a weighted average period of approximately 15 months.

The aggregate intrinsic value of stock options outstanding and vested or expected to vest at June 30, 2023 and 2022 was approximately $127,000 and $410,000, respectively. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock at June 30, 2023 and 2022, respectively, less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These amounts represent the amounts that would have been received by the optionees had these stock options been exercised on those dates. The aggregate intrinsic value of stock options exercised during the fiscal year ended June 30, 2022 was approximately $886,000. During the fiscal year ended June 30, 2022, the total estimated tax benefit associated with certain stock options that were exercised during each period was approximately $89,000. There were no stock options exercised during the fiscal year ended June 30, 2023.

Restricted Stock

The following is a summary of the restricted stock activity for the fiscal years ended June 30, 2023 and 2022:

	Shares	Weighted Average Grant Date Fair Value
Unvested at June 30, 2021	178,750	$0.72
Granted	242,725	$2.75
Vested	(242,725)	$1.25
Unvested at June 30, 2022	178,750	$2.75
Granted	178,750	$0.97
Vested	(134,063)	$2.75
Cancelled	(44,687)	$2.75
Unvested at June 30, 2023	178,750	$0.97

The unvested restricted shares as of June 30, 2023 are all performance-based restricted shares and were scheduled to vest, subject to achievement of the underlying performance goals, in July 2023. None of the restricted shares are expected to vest; therefore, no stock-based compensation expense was recorded on these shares during the year ended June 30, 2023. As of June 30, 2023, the estimated unrecognized stock-based compensation expense related to unvested restricted shares subject to achievement of performance goals was approximately $173,000, none of which is expected to be recognized. The performance-based restricted shares expired, as the performance conditions were not met.

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

The Company’s income tax net expense for the periods presented comprises the following:

	Year Ended June 30,
	2023	2022
Current:
Federal	$-	$-
State	(50,132)	(19,606)
Total current (expense) benefit	(50,132)	(19,606)

Deferred:
Federal	(5,568,311)	(493,910)
State	(283,593)	(5,016)
Total deferred (expense) benefit	(5,851,904)	(498,926)
Income tax net (expense) benefit	$(5,902,036)	$(518,532)

Significant components of the Company’s noncurrent deferred tax assets, net, as of the dates presented are as follows:

	June 30,
	2023	2022
Deferred tax assets:
Reversals and accruals	$183,907	$487,333
Federal net operating loss (“NOL”) carryforwards	5,198,460	3,471,594
State NOL carryforwards	743,287	532,300
Hong Kong NOL carryforwards	995,566	995,566
Section 263A adjustment	120,078	118,916
Stock-based compensation	107,842	155,139
Inventory valuation & obsolescence reserve	3,465,024	1,631,339
Operating lease liabilities	703,254	850,910
Noncurrent deferred tax assets	11,517,418	8,243,097
Valuation allowance	(10,562,696)	(1,442,213)
Noncurrent deferred tax assets, net	954,722	6,800,884
Deferred tax liabilities:
Prepaid expenses	(15,770)	(52,792)
Depreciation	(414,555)	(255,734)
Operating lease right-of-use assets	(524,397)	(640,454)
Noncurrent deferred tax liabilities	(954,722)	(948,980)
Total noncurrent deferred tax assets, net	$-	$5,851,904

The following are reconciliations between expected income taxes, computed at the applicable statutory federal income tax rate applied to pretax accounting income, and the income tax net expense for the periods presented:

	Year Ended June 30,
	2023	2022
Anticipated income tax benefit (expense) at the statutory rate	$2,872,539	$(607,414)
State income tax benefit (expense), net of federal tax effect	430,355	(36,928)
Income tax effect of uncertain tax positions	-	7,804
Return to provision adjustments	-	405
Stock-based compensation	(67,627)	131,898
Other changes in deferred income tax assets, net	(16,820)	(24,380)
(Increase) Decrease in valuation allowance	(9,120,483)	10,083
Income tax net (expense) benefit	$(5,902,036)	$(518,532)

The Company’s statutory tax rate as of June 30, 2023 is 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94%, net of the federal benefit. The Company’s statutory tax rate as of the fiscal year ended June 30, 2022 was 22.45% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.45%, net of the federal benefit. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended. Driven by the establishment of the valuation allowance during the year ended June 30, 2023, the Company’s effective tax rate for the fiscal year ended June 30, 2023 was a negative 43.15%. For the fiscal year ended June 30, 2022, the Company’s effective income tax rate was 17.93%.

As of each reporting date, management considers new evidence, both positive and negative, that could impact the Company’s view with regard to future realization of deferred tax assets. During the three months ended March 31, 2023, management determined that due to the worsening global macro-economic conditions and heightened levels of inflation, including fears of recession, coupled with the effects from worldwide political unrest and the ongoing economic impact from the COVID pandemic, the risks associated with these conditions led management to conclude that it was not more likely than not the Company would have sufficient future taxable income to utilize its deferred tax assets. Additionally, the Company’s management determined that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the three- and nine-month periods ended March 31, 2023. Consequently, management established a full valuation allowance against the Company’s deferred tax assets. As of June 30, 2023, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a full valuation allowance against its deferred tax assets.

Conversely, as of June 30, 2022, the Company’s management determined at that time its expectations of future taxable income in upcoming tax years, including estimated growth rates applied to future expected taxable income that included significant management estimates and assumptions, would continue to be sufficient to result in full utilization of the Company’s remaining federal net operating loss carryforwards and certain of the deferred tax assets prior to any statutory expiration. As a result, the Company’s management determined that sufficient positive evidence existed as of June 30, 2022, to conclude that it was more likely than not deferred tax assets of approximately $5.85 million remained realizable. However, the Company’s management further determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize certain of its deferred tax assets. Therefore, the Company continued to maintain a valuation allowance against the deferred tax assets relating to certain state net operating loss carryforwards from the Company’s e-commerce subsidiary due to the timing uncertainty of when it would generate positive taxable income to utilize the associated deferred tax assets. In addition, a valuation allowance remained against certain deferred tax assets relating to operating loss carryforwards relating to the Company’s dormant subsidiary located in Hong Kong.

As of June 30, 2023 and 2022, the Company had federal tax net operating loss carryforwards of approximately $24.76 million and $16.53 million, respectively, expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.01 million and  $19.77 million, respectively, expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2027 and 2040, which can be used to offset against future state taxable income.

As of each of June 30, 2023 and 2022, there was approximately $6.03 million in net operating loss carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. The Company’s deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of each of June 30, 2023 and 2022, and had been fully reserved in all prior fiscal periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, was entered into dormancy as of September 30, 2020, following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. If the Company uses any portion of its deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact the Company’s future operating results.

14.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable.

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	June 30,
	2023		2022
Customer A	24%		*	%
Customer B	14%		*	%
Customer C	14%		*	%
Customer D	**	%	29%
Customer E	**	%	20%
Customer F	**	%	13%

*	Customers A, B, and C did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2022.
**	Customers D, E, and F did not have individual balances that represented 10% or more of total gross accounts receivable as of June 30, 2023.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales for the periods presented:

	Year Ended June 30,
	2023	2022
Customer E	14%	14%

The customer above is included in the Company’s Traditional segment. The Company records its sales returns allowance at the corporate level based on several factors including historical sales return activity and specific allowances for known customer returns.

15.	EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain length of service requirements are eligible to participate in and receive benefits from the Company’s 401(k) Plan. This plan provides for matching contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of approximately $171,000 and $76,000 to its employee benefit defined contribution plan during the fiscal years ended June 30, 2023 and 2022, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. During the three months ended June 30, 2023, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management determined that our internal control over financial reporting was effective as of June 30, 2023.

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

The information called for in Items 10 through 14 is incorporated by reference from our definitive Proxy Statement relating to our 2023 Annual Meeting of Shareholders, which will be filed with the SEC within 120 days after the end of the fiscal year ended June 30, 2023.

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

4.1	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998)

4.2	Description of Common Stock (incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended June 30, 2021)

10.1	Exclusive Supply Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Cree, Inc. and, solely for purposes of Section 6(c) of the Exclusive Supply Agreement, Charles & Colvard Direct, LLC and moissanite.com, LLC (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, as filed with the SEC on February 4, 2021)**

10.2	First Amendment to Exclusive Supply Agreement, dated as of June 22, 2018, by and between Charles & Colvard, Ltd. and Cree, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 27, 2018)*

10.3	Second Amendment to Exclusive Supply Agreement, effective as of June 30, 2020, by and between Charles & Colvard, Ltd. and Cree, Inc. (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC on September 4, 2020)**

10.4	Credit Agreement, dated as of July 12, 2021, by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 13, 2021)

10.5	First Amendment to Credit Agreement, dated as of June 16, 2023 (effective June 21, 2023), by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on June 27, 2023)

10.6	Line of Credit Note, dated as of July 12, 2021, by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on July 13, 2021)

10.7	Line of Credit Note, dated as of July 28, 2022, by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on August 2, 2022)

10.8
Note Modification Agreement, dated as of June 16, 2023 (effective June 21, 2023), by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on June 27, 2023)

10.9	Lease Agreement, dated December 9, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K for fiscal year ended June 30, 2021, as filed with the SEC on September 3, 2021)**

10.10	First Amendment to Lease, dated December 23, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013)

10.11	Second Amendment to Lease, dated April 15, 2014, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.12	Third Amendment to Lease Agreement, dated January 29, 2021, between Charles & Colvard, Ltd. and SBP Office Owner, L.P., successor to Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, as filed with the SEC on February 4, 2021)

10.13+	Board Compensation Program, effective October 1, 2017 (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.14+	Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 20, 2016)

10.15+
Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.116 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)

10.16+
Form of Employee Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.118 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)

10.17+	Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.18+	Form of Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.19+	Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.20+
Form of Employee Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.21+	Form of Non-Employee Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.22+
Form of Independent Contractor Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.23+
Charles & Colvard, Ltd. Fiscal 2021 Senior Management Equity Incentive Program, effective July 1, 2020 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 4, 2020)

10.24+
Charles & Colvard, Ltd. Fiscal 2022 Senior Management Equity Incentive Program, effective July 1, 2021 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 15, 2021)

10.25+	Charles & Colvard, Ltd. Fiscal 2023 Senior Management Equity Incentive Program, effective July 1, 2022 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2022)

10.26+	Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)

10.27+
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)

10.28+	Amendment to 2017 Employment Agreement, dated April 9, 2020, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on April 9, 2020)

10.29+	Amendment to 2017 Employment Agreement, dated April 9, 2020, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on April 9, 2020)

10.30+
Amended and Restated Employment Agreement, effective as of June 1, 2020, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on May 29, 2020)

21.1++	Subsidiaries of Charles & Colvard, Ltd.

23.1++	Consent of BDO USA, P.C.

31.1++	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH++	Inline XBRL Taxonomy Extension Schema Document

101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase document

104++	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.

**	Asterisks located within the exhibit denote information which has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is both not material and would likely cause competitive harm to us if publicly disclosed.

+	Denotes management contract or compensatory plan or arrangement.

++	Denotes filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
October 12, 2023		Don O’Connell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Don O’Connell
October 12, 2023		Don O’Connell
Director, President and Chief Executive Officer

	By:	/s/ Clint J. Pete
October 12, 2023		Clint J. Pete
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

	By:	/s/ Neal I. Goldman
October 12, 2023		Neal I. Goldman
Chairman of the Board of Directors

	By:	/s/ Anne M. Butler
October 12, 2023		Anne M. Butler
Director

	By:	/s/ Benedetta I. Casamento
October 12, 2023		Benedetta I. Casamento
Director

	By:	/s/ Ollin B. Sykes
October 12, 2023		Ollin B. Sykes
Director