Form 10-Q
period 2023-09-30
CHARLES & COLVARD LTD
filed 2023-11-13
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, there were 30,344,955 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2023

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (unaudited)	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,592,698	$10,446,532
Restricted cash	5,079,322	5,122,379
Accounts receivable, net	442,693	380,085
Inventory, net	8,263,043	7,476,046
Note receivable	250,000	250,000
Prepaid expenses and other assets	969,440	901,354
Total current assets	22,597,196	24,576,396
Long-term assets:
Inventory, net	19,066,682	19,277,530
Property and equipment, net	2,534,713	2,491,569
Intangible assets, net	315,776	305,703
Operating lease right-of-use assets	2,028,736	2,183,232
Other assets	49,658	49,658
Total long-term assets	23,995,565	24,307,692
TOTAL ASSETS	$46,592,761	$48,884,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,652,218	$4,786,155
Operating lease liabilities, current portion	886,117	880,126
Accrued expenses and other liabilities	925,385	1,395,479
Total current liabilities	7,463,720	7,061,760
Long-term liabilities:
Noncurrent operating lease liabilities	1,842,468	2,047,742
Total long-term liabilities	1,842,468	2,047,742
Total liabilities	9,306,188	9,109,502
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 30,912,108 shares issued and 30,523,705 shares outstanding at September 30, 2023 and 30,912,108 shares issued and 30,523,705 shares outstanding at June 30, 2023	57,242,211	57,242,211
Additional paid-in capital	26,257,363	26,205,919
Treasury stock, at cost, 388,403 shares at both September 30, 2023 and June 30, 2023	(489,979)	(489,979)
Accumulated deficit	(45,723,022)	(43,183,565)
Total shareholders’ equity	37,286,573	39,774,586
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$46,592,761	$48,884,088

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,
	2023	2022
Net sales	$4,953,023	$7,374,083
Costs and expenses:
Cost of goods sold	3,008,507	4,086,010
Sales and marketing	2,721,965	3,107,946
General and administrative	1,854,268	1,413,476
Total costs and expenses	7,584,740	8,607,432
Loss from operations	(2,631,717)	(1,233,349)
Other income:
Interest income	92,260	40,201
Total other income	92,260	40,201
Loss before income taxes	(2,539,457)	(1,193,148)
Income tax benefit	-	(302,956)
Net loss	$(2,539,457)	$(890,192)

Net loss per common share:
Basic	$(0.08)	$(0.03)
Diluted	$(0.08)	$(0.03)

Weighted average number of shares used in computing net loss per common share:
Basic	30,444,954	30,433,195
Diluted	30,444,954	30,433,195

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30, 2023
	Common Stock
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2023	30,523,705	$57,242,211	$26,205,919	$(489,979)	$(43,183,565)	$39,774,586
Stock-based compensation	-	-	51,444	-	-	51,444
Net loss	-	-	-	-	(2,539,457)	(2,539,457)
Balance at September 30, 2023	30,523,705	57,242,211	26,257,363	(489,979)	(45,723,022)	37,286,573

	Three Months Ended September 30, 2022
	Common Stock
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2022	30,747,759	$57,242,211	$25,956,491	$(38,164)	$(23,602,771)	$59,557,767
Stock-based compensation	-	-	96,232	-	-	96,232
Cancellation of restricted stock	(44,688)	-	-	-	-	-
Repurchases of common stock	(358,116)	-	-	(451,815)	-	(451,815)
Net loss	-	-	-	-	(890,192)	(890,192)
Balance at September 30, 2022	30,344,955	$57,242,211	$26,052,723	$(489,979)	$(24,492,963)	$58,311,992

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,539,457)	$(890,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	178,291	137,711
Stock-based compensation	51,444	96,232
Provision for uncollectible accounts	79,000	-
Recovery of sales returns	(81,000)	(36,000)
Inventory write-downs	-	119,000
Provision for accounts receivable discounts	9,996	3,250
Deferred income taxes	-	(302,956)
Changes in operating assets and liabilities:
Accounts receivable	(70,604)	695,165
Inventory	(576,149)	(3,174,668)
Prepaid expenses and other assets, net	86,410	(36,616)
Accounts payable	866,063	316,819
Accrued expenses and other liabilities	(669,377)	(598,883)
Net cash used in operating activities	(2,665,383)	(3,671,138)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(217,052)	(430,400)
Payments for intangible assets	(14,456)	(2,214)
Net cash used in investing activities	(231,508)	(432,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	-	(451,815)
Net cash used in financing activities	-	(451,815)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,896,891)	(4,555,567)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	15,568,911	21,179,340
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$12,672,020	$16,623,773

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$-	$5,900

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

The Company sells loose moissanite jewels, loose lab grown diamonds, and finished jewelry featuring both moissanite and lab grown diamonds at wholesale prices to distributors, manufacturers, retailers, and designers, including some of the largest distributors and jewelry manufacturers in the world. In addition, in May 2023, the Company launched charlesandcolvarddirect.com, a direct-to-wholesaler sales portal, which is a gemstone product disposition wholesale outlet. The Company’s finished jewelry and loose moissanite jewels and lab grown diamonds that are mounted into fine jewelry by other manufacturers are sold at retail outlets and via the Internet. The Company sells at retail prices to end-consumers through its own Charles & Colvard Signature Showroom, which opened in October 2022, and through its wholly-owned operating subsidiary, charlesandcolvard.com, LLC, third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. The Company also sells at discount retail prices to end-consumers through moissaniteoutlet.com, LLC, a wholly-owned operating subsidiary of charlesandcolvard.com, LLC, and third-party online marketplaces.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended September 30, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024.

The condensed consolidated financial statements as of September 30, 2023 and for the three months ended September 30, 2023 and 2022 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2023 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2023 Annual Report”) for the fiscal year ended June 30, 2023 or Fiscal 2023 filed with the SEC on October 12, 2023.

The accompanying condensed consolidated financial statements as of September 30, 2023 and June 30, 2023 and for the three months ended September 30, 2023 and 2022, include the accounts of the Company and its wholly-owned subsidiaries charlesandcolvard.com, LLC, including its wholly-owned subsidiary, moissaniteoulet.com, LLC, which was formed and incorporated as of February 24, 2022; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the three-month periods September 30, 2023 or 2022. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, the Company’s significant accounting policies used for the three months ended September 30, 2023, are consistent with those used for the fiscal year ended June 30, 2023. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2023 Annual Report for the Company’s significant accounting policies.

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

Restricted Cash – In accordance with the terms of the Company’s cash collateralized $5.00 million credit facility from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which expires by its terms on July 31, 2024, the Company is required to keep $5.1 million in a cash deposit account held by JPMorgan Chase. Such amount is held as security for the Company’s credit facility from JPMorgan Chase. Accordingly, this cash deposit held by JPMorgan Chase is classified as restricted cash for financial reporting purposes on the Company’s condensed consolidated balance sheets. For additional information regarding the Company’s cash collateralized credit facility, see Note 10, “Debt.”

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	September 30, 2023	June 30, 2023
Cash and cash equivalents	$7,592,698	$10,446,532
Restricted cash	5,079,322	5,122,379
Total cash, cash equivalents, and restricted cash	$12,672,020	$15,568,911

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, moissaniteoutlet.com, third-party online marketplaces, drop-ship retail, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale and retail customers, including its own Charles & Colvard Signature Showroom and charlesandcolvarddirect.com. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended September 30, 2023
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$3,596,942	$704,317	$4,301,259
Loose jewels	319,744	332,020	651,764
Total	$3,916,686	$1,036,337	$4,953,023

Product line cost of goods sold
Finished jewelry	$1,575,600	$383,567	$1,959,167
Loose jewels	99,978	139,396	239,374
Total	$1,675,578	$522,963	$2,198,541

Product line gross profit
Finished jewelry	$2,021,342	$320,750	$2,342,092
Loose jewels	219,766	192,624	412,390
Total	$2,241,108	$513,374	$2,754,482

Depreciation and amortization	$48,758	$129,533	$178,291

Capital expenditures	$120,145	$96,907	$217,052

	Three Months Ended September 30, 2022
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$4,403,589	$1,136,817	$5,540,406
Loose jewels	448,897	1,384,780	1,833,677
Total	$4,852,486	$2,521,597	$7,374,083

Product line cost of goods sold
Finished jewelry	$1,970,111	$636,588	$2,606,699
Loose jewels	162,699	662,924	825,623
Total	$2,132,810	$1,299,512	$3,432,322

Product line gross profit
Finished jewelry	$2,433,478	$500,229	$2,933,707
Loose jewels	286,198	721,856	1,008,054
Total	$2,719,676	$1,222,085	$3,941,761

Depreciation and amortization	$63,387	$74,324	$137,711

Capital expenditures	$136,988	$293,412	$430,400

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,
	2023	2022
Product line cost of goods sold	$2,198,541	$3,432,322
Non-capitalized manufacturing and production control expenses	597,885	377,053
Freight out	204,216	275,737
Inventory write-downs	-	119,000
Other inventory adjustments	7,865	(118,102)
Cost of goods sold	$3,008,507	$4,086,010

A reconciliation of the Company’s consolidated product line gross profit to the Company’s consolidated net loss before income taxes is as follows:

	Three Months Ended September 30,
	2023	2022
Product line gross profit	$2,754,482	$3,941,761
Non-allocated cost of goods sold	(809,966)	(653,688)
Sales and marketing	(2,721,965)	(3,107,946)
General and administrative	(1,854,268)	(1,413,476)
Total other income	92,260	40,201
Loss before income taxes	$(2,539,457)	$(1,193,148)

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

The following presents net sales data by geographic area:

	Three Months Ended September 30,
	2023	2022
Net sales:
United States	$4,768,910	$7,095,373
International	184,113	278,710
Total	$4,953,023	$7,374,083

4.	FAIR VALUE MEASUREMENTS

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

There were no assets measured at fair value on a non-recurring basis as of September 30, 2023 or June 30, 2023.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	September 30, 2023	June 30, 2023
Finished jewelry:
Raw materials	$1,493,987	$1,288,906
Work-in-process	1,147,154	1,223,670
Finished goods	13,546,994	12,772,611
Finished goods on consignment	2,199,128	2,039,506
Total finished jewelry	$18,387,263	$17,324,693
Loose jewels:
Raw materials	$317,392	$421,603
Work-in-process	5,712,141	6,131,853
Finished goods	2,338,373	2,294,270
Finished goods on consignment	260,998	254,323
Total loose jewels	8,628,904	9,102,049
Total supplies inventory	313,558	326,834
Total inventory	$27,329,725	$26,753,576

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	September 30, 2023	June 30, 2023
Short-term portion	$8,263,043	$7,476,046
Long-term portion	19,066,682	19,277,530
Total	$27,329,725	$26,753,576

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished goods set with moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of September 30, 2023 and June 30, 2023, work-in-process inventories issued to active production jobs approximated $1.80 million and $1.99 million, respectively.

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

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	September 30, 2023	June 30, 2023
Deferred revenue	$304,399	$566,896
Accrued compensation and related benefits	241,124	382,630
Accrued sales taxes and franchise tax	144,434	202,091
Accrued cooperative advertising	235,427	243,861
Other accrued expenses	1	1
Total accrued expenses and other liabilities	$925,385	$1,395,479

8.	INCOME TAXES

For the three months ended September 30, 2023, the Company’s statutory tax rate was 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94%, net of the federal benefit. For the three months ended September 30, 2022, the Company’s statutory tax rate was 22.98% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.98%, net of the federal benefit. For the three months ended September 30, 2023, the Company’s effective tax rate was zero. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

The Company recognized zero net income tax benefit for the quarter ended September 30, 2023, compared with a net income benefit of approximately $303,000 for the quarter ended September 30, 2022.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of September 30, 2023, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a full valuation allowance against its deferred tax assets.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013, April 15, 2014, and January 29, 2021 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement in effect as of September 30, 2023 is October 31, 2026 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has an option to extend the lease term for a period of five years. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the option is exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. Upon execution of the third amendment to the Lease Agreement (the “Lease Amendment”) on January 29, 2021, the Lease Amendment included a rent abatement in the amount of approximately $214,000, which is reflected in the rent payments used in the calculation of the right-of-use (“ROU”) asset and lease liability once remeasured upon the execution of the Lease Amendment to extend the lease term. The Lease Amendment also included an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. As of the quarter ended September 30, 2023, the Company has been reimbursed approximately $506,000 by the landlord for qualified leasehold improvements in accordance with the terms of the Lease Amendment. This reimbursement by the landlord reduced the remaining ROU asset by the same amount and is being recognized prospectively over the remaining term of the lease.

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease.

As of September 30, 2023, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$2,028,736

Current operating lease liabilities	$886,117
Noncurrent operating lease liabilities	1,842,468
Total operating lease liabilities	$2,728,585

The Company’s total operating lease cost for the three months ended September 30, 2023 and 2022 was approximately $175,000 for each period.

As of September 30, 2023, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 3.08 years.

As of September 30, 2023, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2024	$674,267
2025	918,236
2026	943,487
2027	317,327
Total lease payments	2,853,317
Less: imputed interest	124,732
Present value of lease payments	2,728,585
Less: current lease obligations	886,117
Total long-term lease obligations	$1,842,468

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended September 30, 2023 and 2022, cash paid for operating leases was approximately $237,000 and $231,000, respectively.

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

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of September 30, 2023. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4.00 million to $10.00 million each year.

During the three months ended September 30, 2023 the Company made no purchases of SiC crystals. For the three-month period ended September 30, 2022, the Company purchased approximately $1.80 million of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

The Company has made no purchases of SiC crystals during the twelve-month period ended September 30, 2023. while engaged in discussions regarding the terms of the Supply Agreement.

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

While the Company is evaluating Wolfspeed’s claims, the Company disputes the amount sought, and intends to vigorously defend its position, including by asserting rights and defenses that the Company may have under the Supply Agreement at law and in equity. A hearing has been scheduled for September 30, 2024. The final determinations of liability arising from this matter will be made following comprehensive investigations, discovery and arbitration processes.

10.	DEBT

Line of Credit

Effective July 7, 2021, the Company obtained from JPMorgan Chase a $5.00 million cash collateralized line of credit facility (the “JPMorgan Chase Credit Facility”). The JPMorgan Chase Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions and certain additional indebtedness for borrowed money, installment obligations, and obligations under capital and operating leases. The JPMorgan Chase Credit Facility is secured by a cash deposit in the amount of $5.1 million held by JPMorgan Chase as collateral for the line of credit facility and was scheduled to mature on July 31, 2022. Effective July 28, 2022, the JPMorgan Chase Credit Facility was amended to, among other things, extend the maturity date to July 31, 2023, and append the Company’s obligations under the JPMorgan Chase Credit Facility to be guaranteed by the Company’s wholly-owned subsidiaries, Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC, and moissaniteoutlet.com, LLC. Effective, June 21, 2023, the JPMorgan Chase Credit Facility was amended further to extend the maturity date to July 31, 2024.

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

As of September 30, 2023, the Company had not borrowed against the JPMorgan Chase Credit Facility and had no outstanding debt as of the period then ended.

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

The Company repurchased no shares of its common stock during the three-month period ended September 30, 2023. During the three-month period ended September 30, 2022, the Company repurchased 358,116 shares of the Company’s common stock for an aggregate price of $451,815 pursuant to the repurchase authorization.

Dividends

The Company has paid no cash dividends during the current fiscal year through September 30, 2023.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended September 30,
	2023	2022
Employee stock options	$51,444	$72,498
Restricted stock awards	-	23,734
Totals	$51,444	$96,232

No stock-based compensation was capitalized as a cost of inventory during the three months ended September 30, 2023 or 2022.

Stock Options – The following is a summary of the stock option activity for the three months ended September 30, 2023:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2023	1,817,665	$1.24
Forfeited	(18,671)	$1.79
Expired	(30,829)	$1.41
Outstanding, September 30, 2023	1,768,165	$1.23

The weighted average grant date fair value of stock options granted during the three months ended September 30, 2022 was approximately $1.32. No stock options were granted during the three months ended September 30, 2023. The total fair value of stock options that vested during the three months ended September 30, 2023 and 2022 was approximately $36,000 and $53,000, respectively.

The following table summarizes information about stock options outstanding at September 30, 2023:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
1,768,165	5.99	$1.23	1,433,192	5.32	$1.22	1,750,395	5.96	$1.23

As of September 30, 2023, the unrecognized stock-based compensation expense related to unvested stock options was approximately $102,238, which is expected to be recognized over a weighted average period of approximately 15 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at September 30, 2023 and 2022 was approximately $0 and $157,000, respectively. These amounts are before applicable income taxes and represents the closing market price of the Company’s common stock at September 30, 2023 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These values represent the amount that would have been received by the optionees had these stock options been exercised on that date. There were no stock options exercised during the three-month-periods ended September 30, 2023 and 2022.

Restricted Stock

During the three-month period ended September 30, 2023, there were no restricted stock shares awarded to plan participants. The unvested restricted shares as of September 30, 2023, total 178,750, with a weighted average grant date fair value of $0.97, are all performance-based restricted shares and were scheduled to vest in July 2023, subject to achievement of the underlying performance goals. None of these shares vested and subsequent to September 30, 2023, these shares were cancelled as the underlying performance goals were not met.

12.	NET LOSS PER COMMON SHARE

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

The following table reconciles the differences between the basic and diluted net loss per share presentations:

	Three Months Ended September 30,
	2023	2022
Numerator:
Net loss	$(2,539,457)	$(890,192)

Denominator:
Weighted average common shares outstanding:
Basic	30,444,954	30,433,195
Effects of dilutive securities	-	-
Diluted	30,444,954	30,433,195

Net loss per common share:
Basic	$(0.08)	$(0.03)
Diluted	$(0.08)	$(0.03)

For the three months ended September 30, 2023, stock options to purchase approximately 1.77 million shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. Approximately 179,000 shares of unvested restricted stock are excluded from the computation of diluted net loss per common share as of September 30, 2023 because the shares are performance-based, and the underlying conditions have not been met as of the period presented and the effects of the inclusion of such shares would be anti-dilutive to net loss per common share.

For the three months ended September 30, 2022, stock options to purchase approximately 1.71 million shares were excluded from the computation of diluted net loss per common share. These shares are excluded from the computation of diluted net loss per common share because the exercise price of the stock options for the period presented herein was greater than the average market price of the common shares or the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

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

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	September 30, 2023	June 30, 2023
Customer A	22%	24%
Customer B	12%	14%
Customer C	* %	14%
Customer D	26%	** %

*	Customer C did not have a balance that represented 10% or more of total gross accounts receivable as of September 30, 2023.
**	Customer D did not have a balance that represented 10% or more of total gross accounts receivable as of June 30, 2023. A significant portion of sales is derived from certain customer relationships.

The following is a summary of customers that represent 10% or more of total net sales for the periods presented:

	Three Months Ended September 30,
	2023	2022
Customer A	14%	17%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
4.
We have historically been dependent on a single supplier for substantially all of our silicon carbide, or SiC crystals, the raw materials we use to produce moissanite jewels; if our supply of high quality SiC crystals is interrupted, our business may be materially harmed;

5.	Constantly evolving privacy regulatory regimes are creating new legal compliance challenges;
6.	Our information technology, or IT, infrastructure, and our network has been and may be impacted by a cyber-attack or other security incident as a result of the rise of cybersecurity events;
7.	We are subject to certain risks due to our international operations, distribution channels and vendors;
8.	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis;
9.	We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products;
10.	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation;
11.	The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results, and cash flows are uncertain;
12.	Seasonality of our business may adversely affect our net sales and operating income;
13.	Our operations could be disrupted by natural disasters;
14.	Sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control;
15.	Our current customers may potentially perceive us as a competitor in the finished jewelry business;
16.	If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected;
17.	Governmental regulation and oversight might adversely impact our operations;
18.	The execution of our business plans could significantly impact our liquidity;
19.	We are subject to arbitration, litigation and demands, which could result in significant liability and costs, and impact our resources and reputation;
20.	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results;
21.	Negative or inaccurate information on social media could adversely impact our brand and reputation;
22.	We rely on assumptions, estimates, and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;
23.	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business;
24.	Environmental, social, and governance matters may impact our business, reputation, financial condition, and results of operations;
25.	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer;
26.	Our failure to maintain compliance with The Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock;
27.	Some anti-takeover provisions of our charter documents may delay or prevent a takeover of our Company; and
28.
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

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, or the 2023 Annual Report. Historical results and percentage relationships related to any amounts in the condensed consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

Overview

Our Mission

At Charles & Colvard, Ltd., our mission is to provide a more conscious and conflict-free fine jewelry experience for our customers. We are dedicated to blazing a more brilliant path forward with our Made, not Mined™ gemstones and are committed to creating fine jewelry with a conscience.

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

We sell loose moissanite jewels, lab grown diamonds, and finished jewelry set with these gems through two operating segments: our Online Channels segment, which encompasses our digital properties components, comprised of our charlesandcolvard.com, moissaniteoutlet.com, and charlesandcolvarddirect.com websites, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers, including end-consumers through our first Charles & Colvard Signature Showroom, which opened in October 2022. We report segment information based on the “management” approach. This segment reporting approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of our operating and reportable segments. We operate in an e-commerce environment characterized by both complexity in global markets and ongoing economic uncertainties in the U.S. and internationally. Our strategy is to build a globally revered and accessible brand of gemstones and finished fine jewelry products set with moissanite and lab grown diamonds. We believe that our goods appeal to a wide consumer audience and leverage our advantage of being the original and leading worldwide source of moissanite and purveyor of premium lab grown diamonds. We believe a direct relationship with consumers is an important component of this strategy, which entails delivering tailored educational content, engaging in interactive dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer. A significant component of our strategy in this environment is to focus on our core products, improving the quality and predictability of the delivery of our products and services, and placing those products quickly into the hands of our U.S. and international customers at affordable prices. Moreover, recognizing today that our customers and vendors are resource-constrained, we are endeavoring to develop and extend our portfolio of products in a disciplined manner with a focus on domestic markets close to our core capabilities, as well as growing our global marketplace sales. We continue to focus on affordability initiatives. We also expect to continue innovating and investing in lab created gemstone technologies to fulfill evolving product requirements for our customers and investing in our people so that we have the technical and production skills necessary to succeed without limiting our ability to build sound financial returns to our investors.

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

Our investigation revealed no evidence that any sensitive customer data was compromised as a result of this incident, and our relationship with our customers has not been negatively impacted. We have worked closely with engaged security specialists to assist in the review and assessment of our information technology controls, and, we implemented recommended strengthening of our access requirements, and improved our unauthorized access detection.

Additionally, we temporarily implemented manual processes to conduct our operations with as little disruption to production as possible. All major systems, including our enterprise resource planning, or ERP, financial systems and affected manufacturing and service operations, were restored as quickly as possible from available backups, and the incident did not have a material impact on the operations of our business operating segments. No payments were made to the ransomware threat actors.

We have incurred costs in this first quarter of the year ending June 30, 2024 or Fiscal 2024 of approximately $300,000 and expect to continue to incur costs in connection with this incident. In the first quarter of Fiscal 2024, these costs have been primarily comprised of various third-party consulting services, including forensic experts, restoration experts, legal counsel, and other information technology professional expenses, enhancements to our cybersecurity measures, costs to restore our systems and access our data, and employee-related expenses, including with respect to increased overtime. We expect to incur these and other costs related to this incident in the future.

COVID-19 Update

The ultimate impact of COVID-19 on our operations and financial performance in future periods, including management’s ability to execute its strategic initiatives in the expected timeframes, remains uncertain and will depend on future pandemic-related developments, including the duration of the pandemic, any potential subsequent waves of COVID-19 and its variant viral infections, the effectiveness, distribution and acceptance of COVID-19 vaccines, and related government actions to prevent and manage disease spread, all of which are uncertain and cannot be predicted.

For additional risks to the Company related to the COVID-19 pandemic, see “Part I, Item 1A-.” Risk Factors-”, contained in our 2023 Annual Report.

Fiscal 2024 Financial Outlook

Our strategic goals for Fiscal 2024 are centered on continuing to expand Charles & Colvard’s brand on a global scale and to increase the size of our business through top-line growth. As lab-created gemstones are being embraced by emerging generations, we believe our ability to establish moissanite and our lab grown diamonds along with the Charles & Colvard brand directly with conscious consumers is key to our future success and ability to fuel our growth. We plan to continue executing our key Fiscal 2024 strategies with an ongoing commitment to spending judiciously with the long-term plan to generate sustainable earnings.

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

We will work to capitalize on these strategic goals to deliver top-line growth and strong financial results in this  fiscal year. We believe that by implementing innovative technological solutions and developing operational efficiencies, we will position ourselves for scalability and sustained, disciplined growth in the years ahead. We plan to make additional investments in our internal technology-driven systems that lead to further operational efficiencies and improvements that we expect will drive down costs and help us deliver on our profitability targets. We will also remain cognizant of opportunistic strategic alliances and business arrangements that would lead to incremental long-term shareholder value.

As evidenced by our results for the first quarter of Fiscal 2024, domestic and global inflation and rising interest rates, coupled with ongoing fears of recession, continue to erode consumer confidence and present major challenges for the global retail and e-commerce industry. We are facing the same challenges as all retailers and those in the e-commerce space. At the same time, however, these same challenges are providing us the opportunity to reevaluate technologies, strategies, and talent to shape a new era of shopping. In many ways, we believe the pandemic and current global economic conditions have opened the door for what we believe may be a long-overdue reset within our industry that could help move retailers and those in the e-commerce space into more stable – and potentially more profitable – positions. We plan to continue to invest in our business and seize current challenges by turning them into opportunities for continued growth and improved profitability.

We discuss our strategic outlook and key strategies for Fiscal 2024 in Part I, Item 1, “Business” and in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our 2023 Annual Report.

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

We have disclosed our critical accounting policies and estimates in our 2023 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting policies and estimates during the first three months of Fiscal 2024.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended September 30, 2023 and 2022:
	Three Months Ended September 30,
	2023	2022
Net sales	$4,953,023	$7,374,083
Costs and expenses:
Cost of goods sold	3,008,507	4,086,010
Sales and marketing	2,721,965	3,107,946
General and administrative	1,854,268	1,413,476
Total costs and expenses	7,584,740	8,607,432
Loss from operations	(2,631,717)	(1,233,349)
Other income:
Interest income	92,260	40,201
Loss before income taxes	(2,539,457)	(1,193,148)
Income tax benefit	-	302,956
Net loss	$(2,539,457)	$(890,192)

Consolidated Net Sales

Consolidated net sales for the three months ended September 30, 2023 and 2022 comprise the following:

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percent
Finished jewelry	$4,301,259	$5,540,406	$(1,239,147)	(22)%
Loose jewels	651,764	1,833,677	(1,181,913)	(64)%
Total consolidated net sales	$4,953,023	$7,374,083	$(2,421,060)	(33)%

Consolidated net sales were $4.95 million for the three months ended September 30, 2023 compared to $7.37 million for the three months ended September 30, 2022, a decrease of approximately $2.42 million, or 33%. We had lower net sales in both operating business segments during the three months ended September 30, 2023. Overall consumer confidence has continued to show signs of weakening due to general economic uncertainties, coupled with domestic and worldwide inflation, including recessionary fears, and rising interest rates. These same general economic conditions also caused weakness in demand for moissanite jewels from our domestic and international distributors, which in turn resulted in lower loose jewel and jewelry product net sales during the three months ended September 30, 2023 in our Traditional segment.

Sales of finished jewelry represented 87% of total consolidated net sales for the three months ended September 30, 2023, compared with 75% of total consolidated net sales for the corresponding period of the prior year. For the three months ended September 30, 2023, finished jewelry sales were $4.30 million compared to $5.54 million for the corresponding period of the prior year, a decrease of approximately $1.24 million or 22%. This decrease in finished jewelry sales was due primarily to lower demand across all of our finished jewelry products as a result of adverse global and domestic general economic conditions and increased competition.

Sales of loose jewels represented 13% of total consolidated net sales for the three months ended September 30, 2023, compared to 25% of total consolidated net sales for the corresponding period of the prior year. For the three months ended September 30, 2023, loose jewel sales were $652,000 compared to $1.83 million for the corresponding period of the prior year, a decrease of approximately $1.18 million, or 64%. The decrease for the three months ended September 30, 2023 was due primarily to lower sales of loose jewels through our distribution network in our Online Channels segment and Traditional segment, as a result of global and domestic general adverse macroeconomic conditions and increased competition coupled with continued downward pricing pressure on mined and lab grown diamonds.

U.S. net sales accounted for approximately 96% of total consolidated net sales for the three-months ended September 30, 2023, compared with 96% for the three-months ended September 30, 2022. U.S. net sales decreased to $4.77 million, or 33%, in the three months ended September 30, 2023 compared to $7.1 million in the comparable quarter of the fiscal year ended June 30, 2023 or Fiscal 2023, primarily as a result of decreased sales to U.S. customers in both our Online Channels segment and Traditional segment for the same reasons outlined above.

Our largest U.S. customer during the three months ended September 30, 2023 was also our largest customer during the three months ended September 30, 2022 and accounted for 14% and 17% of total consolidated net sales during each of the respective periods then ended. We did not have another U.S. customer account for 10% or more of total consolidated sales during the three months ended September 30, 2023 or 2022. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 4% of total consolidated net sales during each of the quarters ended September 30, 2023 and 2022. International net sales decreased to $184,000, or 34%, during the first quarter of Fiscal 2024 compared to $279,000 in the first quarter of the year ended September 30, 2022, or Fiscal 2023. International sales decreased due to lower demand in our international distributor market as a result of global general adverse macroeconomic conditions and increased competition coupled with continued downward pricing pressure on mined and lab grown diamonds. In light of the effects of ongoing global economic conditions, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the ongoing international trade challenges, we expect that our sales in these markets may significantly fluctuate each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three months ended September 30, 2023 or 2022. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Our total cost of goods sold for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$1,959,167	$2,606,699	$(647,532)	(25)%
Loose jewels	239,374	825,623	(586,249)	(71)%
Total product line cost of goods sold	2,198,541	3,432,322	(1,233,781)	(36)%
Non-product line cost of goods sold	809,966	653,688	156,278	24%
Total cost of goods sold	$3,008,507	$4,086,010	$(1,077,503)	(26)%

Total cost of goods sold was $3.0 million for the three months ended September 30, 2023 compared to $4.09 million for the three months ended September 30, 2022, a decrease of approximately $1.08 million, or 26%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The decrease in total cost of goods sold for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to decreased sales of loose jewels and finished jewelry during the three months ended September 30, 2023 in our Traditional and Online Channels as a result of lower product demand during the quarter, offset by an increase in non-product line cost of goods sold.

The net increase in non-product line cost of goods sold for the three months ended September 30, 2023, comprises an approximate $221,000 increase in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated; and a $126,000 increase in other inventory adjustments principally related to changes in production standard cost variances compared to those in the first three months of Fiscal 2023. These increases were partially offset by an approximate $119,000 decrease in inventory write-offs in the first three months of the Fiscal 2024, compared to those in the comparable prior year period, in addition to an approximate $72,000 decrease in freight out principally from lower shipments during the period.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percent
Sales and marketing	$2,721,965	$3,107,946	$(385,981)	(12)%

Sales and marketing expenses were $2.72 million for the three months ended September 30, 2023 compared to $3.11 million for the three months ended September 30, 2022, a decrease of approximately $386,000, or 12%.

The decrease in sales and marketing expenses for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to a $165,000 decrease in advertising and digital marketing expenses; a $196,000 decrease in compensation expenses; a $57,000 decrease in bank fees; a $50,000 decrease in general business taxes; a $14,000 decrease in amortization and depreciation; a $9,000 decrease in charitable contributions; an $8,000 decrease in insurance costs; and a $3,000 decrease in travel and entertainment. These decreases were offset partially by a $43,000 increase in temporary labor; a $45,000 net increase in general office-related expenses; a $20,000 increase in software related costs; and an $8,000 increase in telephone costs.

The decrease in advertising and digital marketing expenses for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to an $80,000 decrease in sponsorships; a $60,000 decrease in cooperative advertising; and a net decrease in digital advertising expense of approximately $25,000.

The decrease in compensation expenses for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to a $107,000 decrease in bonus expense; an $81,000 decrease in salaries and related employee benefits; and an $11,000 decrease in employee stock-based compensation. These decreases were partially offset by a $3,000 increase in employee severance related expense.

General and Administrative

General and administrative expenses for the three months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percent
General and administrative	$1,854,268	$1,413,476	$440,792	31%

General and administrative expenses were $1.85 million for the three months ended September 30, 2023 compared to $1.41 million for the three months ended September 30, 2022, an increase of approximately $441,000, or 31%.

The increase in general and administrative expenses for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to a $559,000 increase in professional fees; a $79,000 increase in bad debt expense associated with our allowance for uncollectible accounts reserve policy; a $51,000 increase in depreciation and amortization expense; a $13,000 increase in taxes and licenses; a $9,000 increase in insurance expense;  and a $1,000 increase in equipment rent. These increases were partially offset by a $121,000 decrease in compensation-related expenses; a net decrease of $118,000 in other administrative- related expenses; and a $32,000 decrease in travel-related expenditures.

The decrease in compensation expenses for the three months ended September 30, 2023 compared to the same period in 2022 was primarily due to a $58,000 decrease in salaries and benefits; a $37,000 decrease in bonus expense; and a $26,000 decrease in employee stock-based compensation expense.

Professional services expenses increased for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to a $277,000 increase in legal fees associated with the cyber security event on June 28, 2023 and other corporate matters; a $220,000 increase in other professional fees due to the cyber security event on June 28, 2023; a $39,000 increase in fees associated with audit and tax services; and a $23,000 increase in investor relations fees.

Interest Income

Interest income for the three months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Change
	2023	2022	Dollars	Percent
Interest income	$92,260	$40,201	$52,059	129%

Certain cash balances in excess of operating needs are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the three months ended September 30, 2023 and 2022, we earned interest from cash on deposit in this interest-bearing account. The increase in earned interest for the quarterly period ended September 30, 2023 reflects the higher interest rates during the first quarter of Fiscal 2024 compared with Fiscal 2023.

Provision for Income Taxes

For the three months ended September 30, 2023, the Company’s statutory tax rate was 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94%, net of the federal benefit. For the three months ended September 30, 2022, the Company’s statutory tax rate was 22.98% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.98%, net of the federal benefit. For the three months ended September 30, 2023 and 2022 the Company’s effective tax rate was 0% and 25.39%. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

The Company recognized zero net income tax benefit or expense for the quarter ended September 30, 2023, compared with a net income tax benefit of approximately $303,000 for the quarter ended September 30, 2022.

As of each reporting date, our management considers new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. As of September 30, 2023, our management determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets, and therefore, we maintained a full valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

Capital Structure and Debt

Long-Term Liquidity and Capital Structure

We have an effective shelf registration statement on Form S-3 on file with the SEC, with an expiration date of June 2, 2024, that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Our ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing effects of rising inflation rates and fear of recession. Any capital raise is not assured and may not be at terms that would be acceptable to us.

Debt

We have no short- or long-term outstanding debt as of September 30, 2023.

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

We repurchased no shares of our common stock during the three-month period ended September 30, 2023. During the three-month period ended September 30, 2022, we repurchased approximately 358,000 shares of our common stock for an aggregate price of approximately $452,000 pursuant to the repurchase authorization.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2023, our principal sources of liquidity were cash and cash equivalents totaling $7.6 million, trade accounts receivable of $443,000, and net current inventory of $8.3 million, as compared to cash and cash equivalents totaling $10.45 million, trade accounts receivable of $380,000, and net current inventory of $7.48 million as of June 30, 2023. We also had access during the three-month period ended September 30, 2023 to a $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility, that we obtained effective July 9, 2021, as amended July 28, 2022 and amended further effective June 21, 2023, from JPMorgan Chase Bank, N.A., or JPMorgan Chase.

During the three months ended September 30, 2023, our working capital decreased by approximately $2.38 million to $15.13 million from $17.51 million at June 30, 2023. As described more fully below, the decrease in working capital at September 30, 2023 is primarily attributable to an increase in our accounts payable, an increase in the current portion of our operating lease liabilities, and a net decrease in our cash, cash equivalents, and restricted cash. These factors were offset partially by an increase in our accounts receivables, a decrease in our accrued expenses and other liabilities, an increase in our allocation of inventory from long-term to short-term due to a higher expected sell through of inventory on hand in the upcoming period, and an increase in our prepaid expenses and other assets. Our cash used for investing activities were principally used for the purchase of property and equipment.

During the three months ended September 30, 2023, approximately $2.67 million of cash was used in our operations. The primary drivers of our use of cash were a net loss in the amount of approximately $2.54 million, which includes $238,000 of non-cash expenditures; an increase in inventory of $576,000 to build inventory for the upcoming calendar year-end holiday season; a decrease in accrued expenses and other liabilities of approximately $669,000 due to decreases in deferred revenues and other accrued liabilities; and an increase in accounts receivable of $71,000. These factors were offset partially by an increase in accounts payable of $866,000; and a decrease in prepaid expenses and other assets, net of $86,000.

From time to time, we have offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers the extension of which may not immediately increase liquidity as a result of ongoing current-period sales. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but we believe that if we ceased providing extended payment terms, we would be at a competitive disadvantage for some Traditional segment customers in the marketplace during this economic period and our net sales and profits would likely be adversely impacted.

We manufactured approximately $466,000 and $2.83 million in loose jewels and $2.61 million and $4.97 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the three months ended September 30, 2023 and 2022, respectively. We expect our purchases of precious metals and labor to fluctuate in conjunction with the levels of our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market prices of gold and other precious metals are beyond our control, upward price trends could have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of September 30, 2023 and June 30, 2023, $19.07 million and $19.28 million of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $317,000 and new raw material that we may purchase pursuant to the Supply Agreement.

Our more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

As of September 30, 2023, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of September 30, 2023, we also had federal tax net operating loss carryforward of approximately $24.76 million expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.01 million expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

Short-Term Capital Resources

Line of Credit

Effective July 7, 2021, we obtained from JPMorgan Chase our $5.00 million cash collateralized JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions and certain additional indebtedness for borrowed money, installment obligations, and obligations under capital and operating leases. The JPMorgan Chase Credit Facility is secured by a cash deposit in the amount of $5.1 million held by JPMorgan Chase as collateral for the line of credit facility. Effective July 28, 2022, the JPMorgan Chase Credit Facility was amended to, among other things, extend the maturity date to July 31, 2023, and append our obligations under the JPMorgan Chase Credit Facility to be guaranteed by our wholly-owned subsidiaries, Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC, and moissaniteoutlet.com, LLC. Effective June 21, 2023, the JPMorgan Chase Credit Facility was amended further to extend the maturity date to July 31, 2024.

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

As of September 30, 2023, we had not borrowed against the JPMorgan Chase Credit Facility.

Long-Term Capital Commitments

Contractual Agreement

On December 12, 2014, we entered into the Supply Agreement with Wolfspeed. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, also provides for the exclusive production of our premium moissanite product, Forever One™ and provided us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Wolfspeed may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of September 30, 2023.

During the three months ended September 30, 2023 we made no purchases of SiC crystals. For the period ended September 30, 2022 we purchased approximately $1.80 million of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

On July 28, 2023, Wolfspeed initiated a confidential arbitration against us for breach of contract claiming damages, plus interest, costs, and attorneys’ fees. Wolfspeed has alleged that we failed to satisfy the purchase obligations provided in the Supply Agreement for Fiscal 2023 in the amount of $4.25 million and failed to pay for $3.30 million of SiC crystals Wolfspeed delivered to us. Wolfspeed further alleges that we intend to breach our remaining purchase obligations under the Supply Agreement, representing an additional $18.5 million in alleged damages.

While the Company is evaluating Wolfspeed’s claims, we dispute the amount sought, and we intend to vigorously defend our position, including by asserting rights and defenses that we may have under the Supply Agreement, at law and in equity. A hearing has been scheduled for September 30, 2024. The final determinations of liability arising from this matter will be made following comprehensive investigations, discovery and arbitration processes.

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

In connection with our short- and long-term capital resources, we have an effective shelf registration statement on Form S-3 on file with the SEC, with an expiration date of June 2, 2024, that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Our ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing effects of rising inflation and fears of recession. Any capital raise is not assured and may not be at terms that would be acceptable to us.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the ongoing uncertainty surrounding rising inflation and fears of recession that could lead to further disruption and volatility in the global capital markets as well as its impact on our rate of sales growth; the expansion of our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels and lab grown diamond business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in Part II, Item 1A, of this Quarterly Report on Form 10-Q and in Part I, Item 1A, of our 2023 Annual Report.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended September 30, 2023, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, with the exception of enhanced internal controls related to cybersecurity and certain manual processes implemented for business continuity during the period in which we were impacted by the cybersecurity incident.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

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

On July 28, 2023, Wolfspeed initiated a confidential arbitration against us for breach of contract claiming damages, plus interest, costs, and attorneys’ fees. Wolfspeed has alleged that we failed to satisfy the purchase obligations provided in the Supply Agreement for Fiscal 2023 in the amount of $4.25 million and failed to pay for $3.30 million of SiC crystals Wolfspeed delivered to us. Wolfspeed further alleges that we intend to breach our remaining purchase obligations under the Supply Agreement, representing an additional $18.5 million in alleged damages.

While the Company is evaluating Wolfspeed’s claims, we dispute the amount sought, and we intend to vigorously defend our position, including asserting rights and defenses that the Company may have under the Supply Agreement, at law and in equity. A hearing has been scheduled for September 30, 2024. The final determinations of liability arising from this matter will be made following comprehensive investigations, discovery and arbitration processes.

Item 1A.	Risk Factors

We discussed these in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023. There have been no material changes to such risks.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2023 – July 31, 2023	-	$-	-	$4,510,021
August 1, 2023 – August 31, 2023	-	$-	-	$4,510,021
September 1, 2023 – September 30, 2023	-	$-	-	$4,510,021
Total	-	$-	-	$4,510,021

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

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
November 9, 2023		Don O’Connell
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
November 9, 2023		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)