Form 10-Q
period 2023-12-31
CHARLES & COLVARD LTD
filed 2024-02-14
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2023

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

As of February 2, 2024, there were 30,344,955 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended December 31, 2023

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023 (unaudited)	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$5,772,124	$10,446,532
Restricted cash	5,315,063	5,122,379
Accounts receivable, net	1,528,476	380,085
Inventory, net	9,879,556	7,476,046
Note receivable	250,000	250,000
Prepaid expenses and other assets	937,767	901,354
Total current assets	23,682,986	24,576,396
Long-term assets:
Inventory, net	15,882,879	19,277,530
Property and equipment, net	2,638,983	2,491,569
Intangible assets, net	338,222	305,703
Operating lease right-of-use assets	1,872,832	2,183,232
Other assets	49,658	49,658
Total long-term assets	20,782,574	24,307,692
TOTAL ASSETS	$44,465,560	$48,884,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,049,022	$4,786,155
Operating lease liabilities, current portion	892,147	880,126
Accrued expenses and other liabilities	1,404,825	1,395,479
Total current liabilities	8,345,994	7,061,760
Long-term liabilities:
Noncurrent operating lease liabilities	1,631,724	2,047,742
Total long-term liabilities	1,631,724	2,047,742
Total liabilities	9,977,718	9,109,502
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 30,733,358 shares issued and 30,344,955 shares outstanding at December 31, 2023 and 30,912,108 shares issued and 30,523,705 shares outstanding at June 30, 2023	57,242,211	57,242,211
Additional paid-in capital	26,324,537	26,205,919
Treasury stock, at cost, 388,403 shares at both December 31, 2023 and June 30, 2023	(489,979)	(489,979)
Accumulated deficit	(48,588,927)	(43,183,565)
Total shareholders’ equity	34,487,842	39,774,586
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$44,465,560	$48,884,088

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net sales	$7,905,639	$10,366,122	$12,858,662	$17,740,204
Costs and expenses:
Cost of goods sold	5,049,947	6,071,775	8,058,454	10,157,785
Sales and marketing	4,296,324	4,339,684	7,018,289	7,447,630
General and administrative	1,497,061	1,187,955	3,351,329	2,601,431
Total costs and expenses	10,843,332	11,599,414	18,428,072	20,206,846
Loss from operations	(2,937,693)	(1,233,292)	(5,569,410)	(2,466,642)
Other income (expense):
Interest income	77,359	59,574	169,619	99,776
Interest expense	(5,571)	-	(5,571)	-
Total other income (expense), net	71,788	59,574	164,048	99,776
Loss before income taxes	(2,865,905)	(1,173,718)	(5,405,362)	(2,366,866)
Income tax benefit	-	131,937	-	434,893
Net loss	$(2,865,905)	$(1,041,781)	$(5,405,362)	$(1,931,973)

Net loss per common share:
Basic	$(0.09)	$(0.03)	$(0.18)	$(0.06)
Diluted	$(0.09)	$(0.03)	$(0.18)	$(0.06)

Weighted average number of shares used in computing net loss per common share:
Basic	30,344,955	30,344,954	30,344,955	30,408,018
Diluted	30,344,955	30,344,954	30,344,955	30,408,018

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Six Months Ended December 31, 2023
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2023	30,523,705	$57,242,211	$26,205,919	$(489,979)	$(43,183,565)	$39,774,586
Stock-based compensation	-	-	51,444	-	-	51,444
Net loss	-	-	-	-	(2,539,457)	(2,539,457)
Balance at September 30, 2023	30,523,705	$57,242,211	$26,257,363	$(489,979)	$(45,723,022)	$37,286,573
Stock-based compensation	-	-	67,174	-	-	67,174
Cancellation of restricted stock	(178,750)	-	-	-	-	-
Net loss	-	-	-	-	(2,865,905)	(2,865,905)
Balance at December 31, 2023	30,344,955	$57,242,211	$26,324,537	$(489,979)	$(48,588,927)	$34,487,842

	Six Months Ended December 31, 2022
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2022	30,747,759	$57,242,211	$25,956,491	$(38,164)	$(23,602,771)	$59,557,767
Stock-based compensation	-	-	96,232	-	-	96,232
Cancellation of restricted stock	(44,688)	-	-	-	-	-
Repurchases of common stock	(358,116)	-	-	(451,815)	-	(451,815)
Net loss	-	-	-	-	(890,192)	(890,192)
Balance at September 30, 2022	30,344,955	$57,242,211	$26,052,723	$(489,979)	$(24,492,963)	$58,311,992
Stock-based compensation	-	-	78,493	-	-	78,493
Issuance of restricted stock	178,750	-	-	-	-	-
Net loss	-	-	-	-	(1,041,781)	(1,041,781)
Balance at December 31, 2022	30,523,705	$57,242,211	$26,131,216	$(489,979)	$(25,534,744)	$57,348,704

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,405,362)	$(1,931,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	357,019	308,900
Stock-based compensation	118,618	174,725
Provision for uncollectible accounts	117,000	-
Provision for sales returns	154,000	422,000
Inventory write-downs	-	119,000
Provision for accounts receivable discounts	5,793	4,899
Deferred income taxes	-	(434,893)
Changes in operating assets and liabilities:
Accounts receivable	(1,425,184)	(292,951)
Inventory	991,141	(1,601,247)
Prepaid expenses and other assets, net	273,987	247,025
Accounts payable	1,262,867	459,640
Accrued expenses and other liabilities	(394,651)	(529,418)
Net cash used in operating activities	(3,944,772)	(3,054,293)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(495,302)	(617,283)
Payments for intangible assets	(41,650)	(30,658)
Net cash used in investing activities	(536,952)	(647,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	500,000	-
Payments on line of credit	(500,000)	-
Repurchases of common stock	-	(451,815)
Net cash used in financing activities	-	(451,815)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(4,481,724)	(4,154,049)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	15,568,911	21,179,340
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$11,087,187	$17,025,291

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$-	$5,900
Cash paid during the period for interest expense	2,875	-

See Notes to Condensed Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation, was founded in 1995. The Company manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite, including Forever One™, the Company’s premium moissanite gemstone brand, for sale in the worldwide fine jewelry market. The Company also markets and distributes Caydia® lab grown diamonds and finished jewelry featuring lab grown diamonds and created color for sale in the worldwide fine jewelry market.

The Company sells loose moissanite jewels, loose lab grown diamonds, and finished jewelry featuring, moissanite, lab grown diamonds, and created color at wholesale prices to distributors, manufacturers, retailers, and designers, including some of the largest distributors and jewelry manufacturers in the world. In addition, in May 2023, the Company launched charlesandcolvarddirect.com, a direct-to-wholesaler sales portal, which is a gemstone product disposition wholesale outlet. The Company’s finished jewelry and loose moissanite jewels and lab grown diamonds that are mounted into fine jewelry by other manufacturers are sold at retail outlets and via the Internet. The Company sells at retail prices to end-consumers through its own Charles & Colvard Signature Showroom, which opened in October 2022, and through its wholly-owned operating subsidiary, charlesandcolvard.com, LLC, which includes the Company’s own transactional website madeshopping.com, third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. The Company also sells at discount retail prices to end-consumers through moissaniteoutlet.com, LLC, a wholly-owned operating subsidiary of charlesandcolvard.com, LLC, and third-party online marketplaces.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the six months ended December 31, 2023 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024.

The condensed consolidated financial statements as of December 31, 2023 and for the three and six months ended December 31, 2023 and 2022 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2023 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2023 Annual Report”) for the fiscal year ended June 30, 2023 or Fiscal 2023 filed with the SEC on October 12, 2023.

The accompanying condensed consolidated financial statements as of December 31, 2023 and June 30, 2023 and for the three and six months ended December 31, 2023 and 2022, include the accounts of the Company and its wholly-owned subsidiaries charlesandcolvard.com, LLC, including its wholly-owned subsidiary, moissaniteoulet.com, LLC, which was formed and incorporated as of February 24, 2022; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the six-month periods ended December 31, 2023 or 2022. All intercompany accounts have been eliminated.

Significant Accounting Policies – In the opinion of the Company’s management, the Company’s significant accounting policies used for the three and six months ended December 31, 2023, are consistent with those used for the fiscal year ended June 30, 2023. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2023 Annual Report for the Company’s significant accounting policies.

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

Restricted Cash – In accordance with the terms of the Company’s cash collateralized $5.00 million credit facility from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which expires by its terms on July 31, 2024, the Company is required to keep cash in a cash deposit account held by JPMorgan Chase. Such amount is held as security for the Company’s credit facility from JPMorgan Chase. Accordingly, this cash deposit held by JPMorgan Chase is classified as restricted cash for financial reporting purposes on the Company’s condensed consolidated balance sheets. For additional information regarding the Company’s cash collateralized credit facility, see Note 10, “Debt.”

Pursuant to the terms and conditions of the Company’s broker-dealer agreement with Oppenheimer & Co., Inc. (“Oppenheimer”), with whom the Company has engaged to transact common stock share repurchases in connection with its stock repurchase program, the Company is required to maintain a funded liquid margin account held by Oppenheimer for the benefit of the Company. The purpose of this account is to fund the Company’s common stock purchases and any underlying transaction costs and fees. Depending upon the level and timing of stock repurchase activity, the funded margin account cash balance will fluctuate from time to time. At December 31, 2023 and June 30, 2023, cash in the amount of approximately $250,000 and approximately $30, respectively, was held by Oppenheimer. Such cash amount held by Oppenheimer was classified as restricted cash for financial reporting purposes on the Company’s condensed consolidated balance sheets. For additional information regarding the Company’s stock repurchase program, see Note 11, “Shareholders’ Equity and Stock-Based Compensation.”

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	December 31, 2023	June 30, 2023
Cash and cash equivalents	$5,772,124	$10,446,532
Restricted cash	5,315,063	5,122,379
Total cash, cash equivalents, and restricted cash	$11,087,187	$15,568,911

Recently Adopted/Issued Accounting Pronouncements – In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant expenses. The updated standard is effective for annual periods beginning after December 15, 2023 and interim periods beginning after December 15, 2023. Early adoption is permitted. The Company is currently evaluation the effect of adopting this ASU.

In December, 2023 the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” which requires two primary disclosure enhancements of 1) disaggregated information on a reporting entity’s effective tax rate reconciliation, and 2) information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, moissaniteoutlet.com, charlesandcolvarddirect.com, madeshopping.com, third-party online marketplaces, drop-ship retail, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale and retail customers, including its own Charles & Colvard Signature Showroom. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended December 31, 2023
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$6,343,510	$1,047,842	$7,391,352
Loose jewels	310,707	203,580	514,287
Total	$6,654,217	$1,251,422	$7,905,639

Product line cost of goods sold
Finished jewelry	$3,392,715	$525,801	$3,918,516
Loose jewels	96,448	104,545	200,993
Total	$3,489,163	$630,346	$4,119,509

Product line gross profit
Finished jewelry	$2,950,795	$522,041	$3,472,836
Loose jewels	214,259	99,035	313,294
Total	$3,165,054	$621,076	$3,786,130

Depreciation and amortization	$45,392	$133,337	$178,729

Capital expenditures	$179,559	$98,691	$278,250

	Three Months Ended December 31, 2022
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$7,123,440	$1,312,768	$8,436,208
Loose jewels	722,388	1,207,526	1,929,914
Total	$7,845,828	$2,520,294	$10,366,122

Product line cost of goods sold
Finished jewelry	$3,446,197	$739,134	$4,185,331
Loose jewels	263,285	607,965	871,250
Total	$3,709,482	$1,347,099	$5,056,581

Product line gross profit
Finished jewelry	$3,677,243	$573,634	$4,250,877
Loose jewels	459,103	599,561	1,058,664
Total	$4,136,346	$1,173,195	$5,309,541

Depreciation and amortization	$56,505	$114,684	$171,189

Capital expenditures	$22,620	$164,263	$186,883

	Six Months Ended December 31, 2023
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$9,940,523	$1,752,088	$11,692,611
Loose jewels	630,381	535,670	1,166,051
Total	$10,570,904	$2,287,758	$12,858,662

Product line cost of goods sold
Finished jewelry	$4,968,315	$909,368	$5,877,683
Loose jewels	196,426	243,941	440,367
Total	$5,164,741	$1,153,309	$6,318,050

Product line gross profit
Finished jewelry	$4,972,208	$842,720	$5,814,928
Loose jewels	433,955	291,729	725,684
Total	$5,406,163	$1,134,449	$6,540,612

Depreciation and amortization	$94,151	$262,868	$357,019

Capital expenditures	$299,704	$195,598	$495,302

	Six Months Ended December 31, 2022
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$11,527,029	$2,449,585	$13,976,614
Loose jewels	1,171,285	2,592,305	3,763,590
Total	$12,698,314	$5,041,890	$17,740,204

Product line cost of goods sold
Finished jewelry	$5,416,308	$1,375,723	$6,792,031
Loose jewels	425,984	1,270,889	1,696,873
Total	$5,842,292	$2,646,612	$8,488,904

Product line gross profit
Finished jewelry	$6,110,721	$1,073,862	$7,184,583
Loose jewels	745,301	1,321,416	2,066,717
Total	$6,856,022	$2,395,278	$9,251,300

Depreciation and amortization	$119,892	$189,008	$308,900

Capital expenditures	$159,608	$457,675	$617,283

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Product line cost of goods sold	$4,119,509	$5,056,581	$6,318,050	$8,488,904
Non-capitalized manufacturing and production control expenses	664,578	686,834	1,262,463	1,063,887
Freight out	338,249	358,617	542,465	634,354
Inventory write-downs	-	-	-	119,000
Other inventory adjustments	(72,389)	(30,257)	(64,524)	(148,360)
Cost of goods sold	$5,049,947	$6,071,775	$8,058,454	$10,157,785

A reconciliation of the Company’s consolidated product line gross profit to the Company’s consolidated net loss before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Product line gross profit	$3,786,130	$5,309,541	$6,540,612	$9,251,300
Non-allocated cost of goods sold	(930,438)	(1,015,194)	(1,740,404)	(1,668,881)
Sales and marketing	(4,296,324)	(4,339,684)	(7,018,289)	(7,447,630)
General and administrative	(1,497,061)	(1,187,955)	(3,351,329)	(2,601,431)
Other income (expense) net	71,788	59,574	164,048	99,776
Loss before income taxes	$(2,865,905)	$(1,173,718)	$(5,405,362)	$(2,366,866)

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

The following presents net sales data by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net sales
United States	$7,742,776	$9,989,702	$12,511,686	$17,085,074
International	162,863	376,420	346,976	655,130
Total	$7,905,639	$10,366,122	$12,858,662	$17,740,204

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The financial instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, restricted cash, notes receivable, trade accounts receivable, and trade accounts payable. All financial instruments are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these financial instruments.

There were no assets measured at fair value on a non-recurring basis as of December 31, 2023 or June 30, 2023.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	December 31, 2023	June 30, 2023
Finished jewelry:
Raw materials	$1,409,122	$1,288,906
Work-in-process	623,300	1,223,670
Finished goods	12,914,517	12,772,611
Finished goods on consignment	2,095,443	2,039,506
Total finished jewelry	$17,042,382	$17,324,693
Loose jewels:
Raw materials	$174,274	$421,603
Work-in-process	5,450,946	6,131,853
Finished goods	2,627,706	2,294,270
Finished goods on consignment	198,235	254,323
Total loose jewels	8,451,161	9,102,049
Total supplies inventory	268,892	326,834
Total inventory	$25,762,435	$26,753,576

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	December 31, 2023	June 30, 2023
Short-term portion	$9,879,556	$7,476,046
Long-term portion	15,882,879	19,277,530
Total	$25,762,435	$26,753,576

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished goods set with moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of December 31, 2023 and June 30, 2023, work-in-process inventories issued to active production jobs approximated $1.20 million and $1.99 million, respectively.

The Company’s moissanite and lab grown diamond jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. Product obsolescence is closely monitored and reviewed by management as of and for each financial reporting period.

The Company manufactures finished jewelry featuring moissanite, lab grown diamonds, and created color gemstones. Relative to loose moissanite jewels and lab grown diamonds, finished jewelry is more fashion-oriented and subject to styling trends that could render certain designs obsolete over time. The majority of the Company’s finished jewelry featuring moissanite and lab grown diamonds is held in inventory for resale and largely consists of such core designs as stud earrings, solitaire and side-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company generally holds smaller quantities of designer-inspired and trend fashion jewelry that is available for resale through retail companies and through its Online Channels segment. The Company also carries a limited amount of inventory as part of its sample line that the Company uses in the selling process to its customers.

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

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	December 31, 2023	June 30, 2023
Deferred revenue	$432,235	$566,896
Accrued compensation and related benefits	371,423	382,630
Accrued sales taxes and franchise tax	246,163	202,091
Accrued cooperative advertising	352,295	243,861
Other accrued expenses	2,709	1
Total accrued expenses and other liabilities	$1,404,825	$1,395,479

8.	INCOME TAXES

For the three and six months ended December 31, 2023, the Company’s statutory tax rate was 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94%, net of the federal benefit. For both the three and six months ended December 31, 2023, the Company’s average effective tax rate was zero. For the three and six months ended December 31, 2022, the Company’s effective tax rate was 11.24% and 18.37%, respectively. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

The Company recognized zero net income tax benefit for the three and six months ended December 31, 2023, compared with a net income tax benefit of approximately $132,000 and $435,000 for the three and six months ended December 31, 2022, respectively.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of December 31, 2023, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a full valuation allowance against its deferred tax assets.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013, April 15, 2014, and January 29, 2021 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement in effect as of December 31, 2023 is October 31, 2026 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has an option to extend the lease term for a period of five years. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the option is exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. Upon execution of the third amendment to the Lease Agreement (the “Lease Amendment”) on January 29, 2021, the Lease Amendment included a rent abatement in the amount of approximately $214,000, which is reflected in the rent payments used in the calculation of the right-of-use (“ROU”) asset and lease liability once remeasured upon the execution of the Lease Amendment to extend the lease term. The Lease Amendment also included an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. As of the quarter ended December 31, 2023, the Company has been reimbursed approximately $506,000 by the landlord for qualified leasehold improvements in accordance with the terms of the Lease Amendment. This reimbursement by the landlord reduced the remaining ROU asset by the same amount and is being recognized prospectively over the remaining term of the lease.

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease.

As of December 31, 2023, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$1,872,832

Current operating lease liabilities	$892,147
Noncurrent operating lease liabilities	1,631,724
Total operating lease liabilities	$2,523,871

The Company’s total operating lease cost for the three months ended December 31, 2023 and 2022 was approximately $175,000 for each period. The Company’s total operating lease cost for the six months ended December 31, 2023 and 2022 was approximately $349,000 for each period.

As of December 31, 2023, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 2.83 years.

As of December 31, 2023, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2024	$450,852
2025	918,236
2026	943,487
2027	317,327
Total lease payments	$2,629,902
Less: imputed interest	106,031
Present value of lease payments	2,523,871
Less: current lease obligations	892,147
Total long-term lease obligations	$1,631,724

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended December 31, 2023 and 2022, cash paid for operating leases was approximately $241,000 and $235,000, respectively. During the six months ended December 31, 2023 and 2022, cash paid for operating leases was approximately $479,000 and $466,000, respectively.

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

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of December 31, 2023. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4.00 million to $10.00 million each year.

During the six months ended December 31, 2023 the Company made no purchases of SiC crystals. During the six months ended December 31, 2022 the Company purchased $1.80 million of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

The Company has made no purchases of SiC crystals during the twelve-month period ended December 31, 2023. while engaged in discussions regarding the terms of the Supply Agreement.

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

As of December 31, 2023 the Company had no outstanding debt.

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

During the six-month period ended December 31, 2023 the Company repurchased no shares of its common stock. During the six-month period ended December 31, 2022, the Company repurchased 358,116 shares of the Company’s common stock for an aggregate price of $451,815 pursuant to the repurchase authorization.

Dividends

The Company has paid no cash dividends during the current fiscal year through December 31, 2023.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Employee stock options	$67,174	$49,704	$118,618	$122,202
Restricted stock awards	-	28,789	-	52,523
Totals	$67,174	$78,493	$118,618	$174,725

No stock-based compensation was capitalized as a cost of inventory during the three and six months ended December 31, 2023 or 2022.

Stock Options –The following is a summary of the stock option activity for the six months ended December 31, 2023:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2023	1,817,665	$1.24
Granted	1,058,612	$0.35
Forfeited	(25,166)	$1.88
Expired	(99,334)	$2.05
Outstanding, December 31, 2023	2,751,777	$0.86

The weighted average grant date fair value of stock options granted during the six-months ended December 31, 2023 and 2022 was approximately $0.21 and $0.59, respectively. The total fair value of stock options that vested during the six months ended December 31, 2023 and 2022 was approximately $188,000 and $176,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2023:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 12/31/2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2023	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,751,777	7.42	$0.86	1,734,641	6.06	$1.06	2,683,732	7.36	$0.87

As of December 31, 2023, the unrecognized stock-based compensation expense related to unvested stock options was approximately $248,000, which is expected to be recognized over a weighted average period of approximately 15 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at December 31, 2023 and 2022 was approximately $59,000 and $57,000, respectively. These amounts are before applicable income taxes and represents the closing market price of the Company’s common stock at December 31, 2023 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These values represent the amount that would have been received by the optionees had these stock options been exercised on that date. There were no stock options exercised during the six-month-periods ended December 31, 2023 and 2022.

Restricted Stock

During the six-month period ended December 31, 2023 there were no restricted stock shares awarded to plan participants. The unvested restricted shares as of December 31, 2022, totaled 178,750 with a weighted average grant date fair value of $0.97, were all performance-based restricted shares and were scheduled to vest in July 2023, subject to achievement of the underlying performance goals. None of these shares vested and during the three-month period ended December 31, 2023, these shares were cancelled as the underlying performance goals were not met .

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

For the three and six months ended December 31, 2023, stock options to purchase approximately 2.75 million shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

For the three and six months ended December 31, 2022, stock options to purchase approximately 1.91 million shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. Approximately 179,000 shares of unvested restricted stock are excluded from the computation of diluted net loss for the three and six months ended December 31, 2022 because the shares were performance-based and the underlying conditions had not been met as of December 31, 2022.

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

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	December 31, 2023	June 30, 2023
Customer A	12%	24%
Customer B	32%	14%
Customer C	* %	14%
Customer D	16%	** %
Customer E	15%	** %

*	Customer C did not have a balance that represented 10% or more of total gross accounts receivable as of December 31, 2023.

**	Customers D and E did not have a balance that represented 10% or more of total gross accounts receivable as of June 30, 2023.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Customer E	13%	12%	13%	14%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

About Charles & Colvard

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our), is a globally recognized fine jewelry company specializing in lab created gemstones. We have manufactured, marketed, and distributed Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) since introducing created moissanite to the world nearly three decades ago. After years of perfecting the process, Charles & Colvard debuted the world’s first colorless moissanite and its premium moissanite gemstone brand, Forever One™, in 2015. As an e-commerce and multi-channel destination for fine jewelry featuring lab grown gemstones, we believe the addition of lab grown diamonds is a natural progression for the Charles & Colvard brand. In September 2020, we announced our expansion into the lab grown diamond market with the launch of Caydia®, our brand of premium lab grown diamonds.

We offer gemstones and finished jewelry featuring our proprietary moissanite jewels, premium lab grown diamonds, and created color gemstones for sale in the worldwide fine jewelry market through two operating segments: our Online Channels segment, which encompasses our digital properties components, comprised of our charlesandcolvard.com, moissaniteoutlet.com,  charlesandcolvarddirect.com, and madeshopping.com websites, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers, including end-consumers through our first Charles & Colvard Signature Showroom, which opened in October 2022. We report segment information based on the “management” approach. This segment reporting approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of our operating and reportable segments. We operate in an e-commerce environment characterized by both complexity in global markets and ongoing economic uncertainties in the U.S. and internationally. Our strategy is to build a globally revered and accessible brand of gemstones and finished fine jewelry products set with moissanite and lab grown diamonds. We believe our goods appeal to a broad consumer audience and leverage our advantage of being the original and leading worldwide source of moissanite and purveyor of premium lab grown diamonds. We believe a direct relationship with consumers is an essential component of this strategy, which entails delivering tailored educational content, engaging in an interactive dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer. A significant component of our strategy in this environment is to focus on our core products, improving the quality and predictability of the delivery of our products and services, and placing those products quickly into the hands of our U.S. and international customers at affordable prices.
Moreover, recognizing today that our customers and vendors are resource-constrained, we are endeavoring to develop and extend our portfolio of products in a disciplined manner with a focus on domestic markets close to our core capabilities, and growing our global marketplace sales. We continue to focus on affordability initiatives. We also expect to continue innovating and investing in lab created gemstone technologies to fulfill evolving product requirements for our customers and investing in our people so that we have the technical and production skills necessary to succeed without limiting our ability to build sound financial returns to our investors.

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

Our investigation revealed no evidence that any sensitive customer data was compromised as a result of this incident, and our relationship with our customers has not been negatively impacted. We have worked closely with engaged security specialists to assist in the review and assessment of our information technology controls, and we implemented recommended strengthening of our access requirements, and improved our unauthorized access detection.

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

We have incurred costs in the first six months of the year ending June 30, 2024 or Fiscal 2024 of approximately $300,000 and do not expect to incur additional costs in connection with this incident. In the first six months of the year ending June 30, 2024, these costs have been primarily comprised of various third-party consulting services, including forensic experts, restoration experts, legal counsel, and other information technology professional expenses, enhancements to our cybersecurity measures, costs to restore our systems and access our data, and employee-related expenses, including with respect to increased overtime. We do not expect to incur these and other additional costs related to this incident in the future.

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

For additional risks to the Company related to the COVID-19 pandemic, see Part I, Item 1A, “Risk Factors” contained in our 2023 Annual Report.

Fiscal 2024 Financial Outlook

Our strategic goals for Fiscal 2024 are centered on continuing to expand Charles & Colvard’s brand on a global scale and increasing the size of our business through top-line growth. As lab-created gemstones are being embraced by emerging generations, we believe our ability to establish moissanite and our lab grown diamonds along with the Charles & Colvard brand directly with conscious consumers is key to our future success and ability to fuel our growth. We plan to continue executing our key Fiscal 2024 strategies with an ongoing commitment to spending judiciously with the long-term plan to generate sustainable earnings.

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

Diversified Product Categories

We will continue to evaluate opportunities for growth with synergistic brands, products, and verticals beyond our current offerings. Emerging consumer trends and data will inform new product lines, collections, and partnerships with designers and influencers. We will explore strategic alliances to fuel growth and deliver incremental long-term shareholder value while prioritizing our conscious practices and core values.

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

As evidenced by our results for the first half of Fiscal 2024, domestic and global inflation and rising interest rates, coupled with ongoing fears of recession, continue to erode consumer confidence and present significant challenges for the global retail and e-commerce industry. We face the same challenges as all retailers and those in the e-commerce space. At the same time, however, these same challenges are providing us the opportunity to reevaluate technologies, strategies, and talent to shape a new era of shopping. In many ways, we believe the pandemic and current global economic conditions have opened the door for what we believe may be a long-overdue reset within our industry that could help move retailers and those in the e-commerce space into more stable – and potentially more profitable – positions. We plan to continue to invest in our business and seize current challenges by turning them into opportunities for continued growth and improved profitability.

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

We have disclosed our critical accounting policies and estimates in our 2023 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting policies and estimates during the first six months of Fiscal 2024.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three- and six- months ended December 31, 2023 and 2022:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Net sales	$7,905,639	$10,366,122	$12,858,662	$17,740,204
Costs and expenses:
Cost of goods sold	5,049,947	6,071,775	8,058,454	10,157,785
Sales and marketing	4,296,324	4,339,684	7,018,289	7,447,630
General and administrative	1,497,061	1,187,955	3,351,329	2,601,431
Total costs and expenses	10,843,332	11,599,414	18,428,072	20,206,846
Loss from operations	(2,937,693)	(1,233,292)	(5,569,410)	(2,466,642)
Other income (expense):
Interest income	77,359	59,574	169,619	99,776
Interest expense	(5,571)	-	(5,571)	-
Total other income (expense), net	71,788	59,574,	164,048	99,776
Loss before income taxes	(2,865,905)	(1,173,718)	(5,405,362)	(2,366,866)
Income tax benefit	-	131,937	-	434,893
Net loss	$(2,865,905)	$(1,041,781)	$(5,405,362)	$(1,931,973)

Consolidated Net Sales

Consolidated net sales for the three- and six- months ended December 31, 2023 and 2022 comprise the following:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Finished jewelry	$7,391,352	$8,436,208	$(1,044,856)	(12)%	$11,692,611	$13,976,614	$(2,284,003)	(16)%
Loose jewels	514,287	1,929,914	(1,415,627)	(73)%	1,166,051	3,763,590	(2,597,539)	(69)%
Total consolidated net sales	$7,905,639	$10,366,122	$(2,460,483)	(24)%	$12,858,662	$17,740,204	$(4,881,542)	(28)%

Consolidated net sales were $7.91 million for the three months ended December 31, 2023 compared to $10.37 million for the three months ended December 31, 2022, a decrease of approximately $2.46 million, or 24%. Consolidated net sales were $12.86 million for the six months ended December 31, 2023 compared to $17.74 million for the six months ended December 31, 2022, a decrease of approximately $4.88 million, or 28%. Overall consumer confidence has continued to show signs of weakening due to general economic uncertainties, coupled with domestic and worldwide inflation, including recessionary fears, and rising interest rates. These same general economic conditions also caused weakness in demand for moissanite jewels from our domestic and international distributors, which in turn resulted in lower loose jewel and jewelry product net sales during the three and six-months ended December 31, 2023 in both of our operating segments.

Sales of finished jewelry represented 93% and 91% of total consolidated net sales for the three and six months ended December 31, 2023, respectively, compared with 81% and 79%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended December 31, 2023, finished jewelry sales were $7.4 million compared to $8.4 million for the corresponding period of the prior year, a decrease of approximately $1.0 million or 12%. For the six months ended December 31, 2023, finished jewelry sales were $11.69 million compared to $13.98 million for the corresponding period of the prior fiscal year, a decrease of approximately $2.28 million, or 16%. These decreases in finished jewelry sales for the three- and six-month periods ended December 31, 2023 were due primarily to lower demand across all of our finished jewelry products as a result of adverse global and domestic general economic conditions and increased competition.

Sales of loose jewels represented 7% and 9% of total consolidated net sales for the three and six months ended December 31, 2023, respectively, compared to 19% and 21%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended December 31, 2023, loose jewel sales were $514,000 compared to $1.93 million for the corresponding period of the prior year, a decrease of approximately $1.42 million, or 73%. For the six months ended December 31, 2023, loose jewel sales were $1.17 million compared to $3.76 million for the corresponding period of the prior fiscal year, a decrease of $2.6 million, or 69%. The decrease for the three- and six-month periods ended December 31, 2023 was due primarily to lower sales of loose jewels through our distribution network in our Online Channels segment and Traditional segment, as a result of global and domestic general adverse macroeconomic conditions and increased competition coupled with continued downward pricing pressure on mined and lab grown diamonds.

U.S. net sales accounted for approximately 98%  and 97%, respectively, of total consolidated net sales for each of the three- and six-months ended December 31, 2023, compared with 96% for each of the corresponding periods ended December 31, 2022. U.S. net sales decreased to $7.74 million, or 22%, during the three months ended December 31, 2023 compared to $9.99 million in the comparable period of the prior fiscal year. U.S. net sales decreased to $12.51 million, or 27%, during the six months ended December 31, 2023 from the corresponding period of the prior year. U.S. net sales decreased during the three and six months ended December 31, 2023 primarily as a result of decreased sales to U.S. customers in both our Online Channels segment and Traditional segment for the same reasons outlined above.

Our largest U.S. customer during the three and six months ended December 31, 2023 was also our largest customer during the three and six months ended December 31, 2022 and accounted for 13% of total consolidated net sales during each of the three and six month periods ended December 31, 2023 and 12% and 14% respectively, for the three and six month periods ended December 31, 2022. We did not have another U.S. customer account for 10% or more of total consolidated sales during the three months ended December 31, 2023 or 2022. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 2% and 3%, respectively, of total consolidated net sales for the three- and six months periods ended December 31, 2023, and 4% for both the three- and six-months periods ended December 31, 2022. International net sales decreased 57% and 47% during the three and six months ended December 31, 2023, respectively, as compared to the respective periods in the prior year. International sales decreased due to lower demand in our international distributor market as a result of global general adverse macroeconomic conditions and increased competition coupled with continued downward pricing pressure on mined and lab grown diamonds. In light of the effects of ongoing global economic conditions, we continue to evaluate current and other potential distributors in international markets to determine the best long-term partners. As a result, and considering the ongoing international trade challenges, we expect that our sales in these markets may significantly fluctuate with each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three or six months ended December 31, 2023 or 2022. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Our total cost of goods sold for the three and six months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$3,918,516	$4,185,332	$(266,816)	(6)%	$5,877,683	$6,792,031	$(914,348)	(13)%
Loose jewels	200,993	871,250	(670,257)	(77)%	440,367	1,696,873	(1,256,506)	(74)%
Total product line cost of goods sold	4,119,509	5,056,582	(937,073)	(19)%	6,318,050	8,488,904	(2,170,854)	(26)%
Non-product line cost of goods sold	930,438	1,015,193	(84,755)	(8)%	1,740,404	1,668,881	71,523	4%
Total cost of goods sold	$5,049,947	$6,071,775	$(1,021,828)	(17)%	$8,058,454	$10,157,785	$(2,099,331)	(21)%

Total cost of goods sold was $5.05 million for the three months ended December 31, 2023 compared to $6.07 million for the three months ended December 31, 2022, a decrease of approximately $1.02 million, or 17%. Total cost of goods sold was $8.06 million for the six months ended December 31, 2023 compared to $10.16 million for the six months ended December 31, 2022, a net decrease of approximately $2.10 million, or 21%.   Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The decrease in total cost of goods sold for the three months ended December 31, 2023 compared to the same period in 2022 was primarily due to decreased sales of loose jewels and finished jewelry during the three months ended December 31, 2023 in our Traditional and Online Channels as a result of lower product demand during the quarter, as well as a decrease in non-product line cost of goods sold.

The net decrease in non-product line cost of goods sold for the three months ended December 31, 2023, comprises a $20,000 decrease in freight out principally from lower shipments during the period; an approximate $22,000 decrease in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated; and a $42,000 decrease in other inventory adjustments principally related to changes in production standard cost variances.

The decrease in total cost of goods sold for the six months ended December 31, 2023 compared to the same period in 2022 was also primarily driven by the decreased sales of finished goods and loose jewels during the six-months ended December 31, 2023 in both of our Online Channels segment and Traditional segment. We experienced lower demand in our Online Channels segment as a result of lower finished jewelry product demand during the six-month-period despite the calendar year-end 2023 holiday season and likewise saw lower loose jewel product demand in our Traditional segment throughout the six-month period.

The net increase in non-product line cost of goods sold for the six months ended December 31, 2023, comprises an approximate $199,000 increase in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated and an approximate $84,000 increase in other inventory adjustments principally related to changes in production standard cost variances compared to those in the first six months of 2022. These increases were partially offset by an approximate $119,000 decrease in inventory valuation allowances in the first six months of 2022, compared to those in the comparable prior year period, and an approximate $92,000 decrease in freight out principally from decreased shipping volume during the six-month period.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three- and six- months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Sales and marketing	$4,296,324	$4,339,684	$(43,360)	(1)%	$7,018,289	$7,447,630	$(429,341)	(6)%

Sales and marketing expenses were $4.30 million for the three months ended December 31, 2023 compared to $4.34 million for the three months ended December 31, 2022, a decrease of approximately $43,000, or 1%.

The decrease in sales and marketing expenses for the three months ended December 31, 2023 compared to the same period in 2022 was primarily due to a $75,000 decrease in general business taxes; a $16,000 decrease in bank fees; a $15,000 decrease in compensation expenses; an $8,000 decrease in insurance costs; a $6,000 decrease in charitable contributions; a $4,000 decrease in travel and entertainment; a $4,000 decrease in software-related costs incurred primarily in connection with software-related agreements and a $2,000 decrease in depreciation and amortization expense. These decreases were offset partially by a $30,000 increase in employee-related recruiting and search fees for new hires; a $20,000 increase in temporary labor; a $20,000 increase in advertising and digital marketing expenses; an $8,000 increase in telephone/fiber related communications expenses; a $7,000 net increase in general office-related expenses; and a $3,000 increase in other professional services.

The increase in advertising and digital marketing expenses for the three months ended December 31, 2023 compared to the same period in 2022 was primarily due to an increase in advertising expense of approximately $79,000; a $13,000 increase in cooperative advertising; and an $8,000 increase in print media expenses. These increases were offset partially by an $80,000 decrease in sponsorships.

The decrease in compensation expenses for the three months ended December 31, 2023 compared to the same period in 2022 was primarily due to a $23,000 decrease in salaries and related employee benefits; and a $12,000 decrease in employee stock-based compensation. These decreases were partially offset by a $20,000 increase in bonus expense.

The decrease in sales and marketing expenses for the six months ended December 31, 2023 compared to the same period in 2022 was primarily due to a $211,000 decrease in compensation expenses; a $146,000 decrease in advertising and digital marketing expenses; a $125,000 decrease in general business taxes; a $73,000 decrease in bank fees; a $16,000 decrease in insurance costs; a $9,000 decrease in depreciation and amortization expense; and a $7,000 decrease in travel expenses. These decreases were offset partially by a $67,000 increase in professional services principally comprising consulting services for marketing support in the current year period; a $37,000 net increase in customer meetings and general office-related expenses; a $23,000 increase in employee-related recruiting and search fees for new hires; a $16,000 increase in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded sales-related operating systems; and a $15,000 increase in telephone/fiber related communications expenses.

Compensation expenses for the six months ended December 31, 2023 compared to the same period in 2022 decreased primarily as a result of a $104,000 decrease in salaries, commissions, and related employee benefits; an $88,000 decrease in bonus expense; and a $22,000 decrease in employee stock-based compensation expense. These decreases were partially offset by a $3,000 increase in severance costs.

The decrease in advertising and digital marketing expenses for the six months ended December 31, 2023 compared to the same period in 2022 comprises a $175,000 decrease in sponsorships; a $46,000 decrease in cooperative advertising; and a decrease of $8,000 in trade show expenses. These decreases were offset partially by a $54,000 increase in digital advertising expense; a $17,000 increase in print media expenses; and a $12,000 increase in agency fees.

General and Administrative

General and administrative expenses for the three- and six- months ended December 31, 2023 and 2022 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
General and administrative	$1,497,061	$1,187,955	$309,106	26%	$3,351,329	$2,601,431	$749,898	29%

General and administrative expenses were $1.50 million for the three months ended December 31, 2023 compared to $1.19 million for the three months ended December 31, 2022, an increase of approximately $309,000, or 26%.

The increase in general and administrative expenses for the three months ended December 31, 2023 compared to the same period in 2022 was primarily due to a $378,000 increase in professional fees; a $66,000 increase in general business taxes and licenses; a $38,000 increase in bad debt expense; an $11,000 increase in depreciation and amortization expense; and an $8,000 increase in insurance expense. These increases were partially offset by a $132,000 decrease in compensation-related expenses; a $40,000 decrease in travel-related expenditures; a $13,000 decrease in overall rent expense; and a net decrease of $7,000 in other administrative-related expenses.

The decrease in compensation expenses for the three months ended December 31, 2023 compared to the same period in 2022 was primarily due to an $86,000 decrease in salaries and benefits; and a $51,000 decrease in bonus expense. The decrease was partially offset by a $5,000 increase in employee stock-based compensation expense.

Professional services expenses increased for the three months ended December 31, 2023 compared to the same period in 2022 primarily due to a $198,000 increase in legal fees associated with various corporate matters;  a $76,000 increase in temporary labor; a $58,000 increase in other professional fees due to corporate matters including pay versus performance analysis; a $31,000 increase in investor relations fees; and a $15,000 increase in fees associated with audit and tax services.

The increase in general and administrative expenses for the six months ended December 31, 2023 compared to the same period in 2023 was primarily due to a $937,000 increase in professional services expenses; a $117,000 increase in bad debt expense; a $62,000 increase in depreciation and amortization; a $17,000 increase in insurance expense; and a $13,000 net increase in miscellaneous other general and administrative expenses. These increases were partially offset by a $253,000 decrease in compensation related costs; a $72,000 decrease in travel and entertainment expense; a $45,000 decrease in general business taxes and licenses; a $14,000 decrease in bank fees; and a $13,000 decrease in overall rent expense.

Compensation expenses decreased for the six months ended December 31, 2023 compared to the same period in 2022 principally due to a $144,000 net decrease in salaries and related employee benefits; an $88,000 decrease in bonus expense; and a $21,000 decrease in employee stock-based compensation expense.

Professional services fees increased for the six months ended December 31, 2023 compared to the same period in 2022 primarily due to a $475,000 increase in legal fees associated with the cyber-security event on June 28, 2023 and other corporate matters; a $262,000 increase in professional fees mainly due to the cyber security event on June 28, 2023 and a pay versus performance analysis;  a $92,000 increase in temporary labor; a $54,000 increase in investor relations fees; and a $53,000 increase in fees associated with audit and tax services.

Interest Income

Interest income for the three- and six- months ended December 31, 2023 and 2022 is as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Interest income	$77,359	$59,574	$17,785	30%	$169,619	$99,776	$69,843	70%

Certain cash balances in excess of operating needs are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the three- and six- months ended December 31, 2023 and 2022, we earned interest from cash on deposit in this interest-bearing account. The increase in earned interest for the three- and six-months periods ended December 31, 2023 reflects the higher interest rates during the first three- and six- months periods of Fiscal 2024 compared with Fiscal 2023.

Interest Expense

Interest expense for the three- and six- months ended December 31, 2023 and 2022 is as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2023	2022	Dollars	Percent	2023	2022	Dollars	Percent
Interest expense	$5,571	$-	$5,571	100%	$5,571	$-	$5,571	100%

Interest expense was incurred for the three- and six- months ended December 31, 2023 as a result of the drawdown on the Company’s line of credit.

Provision for Income Taxes

For the three and six months ended December 31, 2023, the Company’s statutory tax rate was 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94%, net of the federal benefit. For both the three and six months ended December 31, 2023, the Company’s average effective tax rate was zero. For the three and six months ended December 31, 2022, the Company’s effective tax rate was 11.24% and 18.37%, respectively. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

The Company recognized zero net income tax benefit for the three and six months ended December 31, 2023, compared with a net income tax benefit of approximately $132,000 and $435,000 for the three and six months ended December 31, 2022, respectively.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of December 31, 2023, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a full valuation allowance against its deferred tax assets.

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

In addition, on June 12, 2023, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5550 (a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market has closed below $1.00 per share for 30 consecutive business days. The notification letter has no immediate effect on the Nasdaq listing or trading in our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until December 11, 2023, to regain compliance with the minimum $1.00 bid price per share requirement. We received notice on December 12, 2023 from the Nasdaq’s Listing Qualifications Department which resulted in an additional 180-day period, or until June 10, 2024, within which to regain compliance with the $1.00 minimum bid price requirement.

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

Debt

We have no short- or long-term outstanding debt as of December 31, 2023.

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

We repurchased no shares of our common stock during the three- and six- month periods ended December 31, 2023. During the three-month period ended December 31, 2022, we repurchased no shares of our common stock. During the six-month period ended December 31, 2022 we purchased approximately 358,000 shares of our common stock for an aggregate price of approximately $452,000 pursuant to the repurchase authorization.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2023, our principal sources of liquidity were cash and cash equivalents totaling $5.8 million, trade accounts receivable of $1.5 million, and net current inventory of $9.9 million, as compared to cash and cash equivalents totaling $10.4 million, trade accounts receivable of $380,000, and net current inventory of $7.48 million as of June 30, 2023. We also had access during the three-month period ended December 31, 2023 to a $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility, that we obtained effective July 9, 2021, as amended July 28, 2022 and amended further effective June 21, 2023, from JPMorgan Chase Bank, N.A., or JPMorgan Chase.

During the six months ended December 31, 2023, our working capital decreased by approximately $2.18 million to $15.34 million from $17.51 million at June 30, 2023. As described more fully below, the decrease in working capital at December 31, 2023 is primarily attributable to a net decrease in our cash, cash equivalents, and restricted cash, an increase in our accounts payable, an increase in our accrued expenses and other liabilities, and an increase in the current portion of our operating lease liabilities. These factors were offset partially by an increase in our allocation of inventory from long-term to short-term due to a higher expected sell through of inventory on hand in the upcoming period, an increase in our accounts receivables, and an increase in our prepaid expenses and other assets. Our cash used for investing activities were principally used for the purchase of property and equipment.

During the six months ended December 31, 2023, approximately $3.94 million of cash was used in our operations. The primary drivers of our use of cash were a net loss in the amount of approximately $5.41 million; a $1.43 million increase in accounts receivable and a decrease in accrued expenses and other liabilities of approximately $395,000. These factors were offset partially by a decrease in inventory of $991,000; an increase in accounts payable of $1.26 million; $752,000 of non-cash expenditures; and a $274,000 decrease in prepaid expense and other assets.

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

We manufactured approximately $786,000 and $4.89 million in loose jewels and $5.30 million and $8.77 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the six months ended December 31, 2023 and 2022, respectively. We expect our purchases of precious metals and labor to fluctuate in conjunction with the levels of our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market prices of gold and other precious metals are beyond our control, upward price trends could have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of December 31, 2023 and June 30, 2023, $15.88 million and $19.28 million of our inventories were classified as long-term assets, respectively. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $174,000 and new raw material that we may purchase pursuant to the Supply Agreement.

Our more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

As of December 31, 2023, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of December 31, 2023, we also had federal tax net operating loss carryforward of approximately $24.76 million expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.01 million expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

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

As of December 31, 2023, we had no outstanding balance against the JPMorgan Chase Credit Facility.

Long-Term Capital Commitments

Contractual Agreement

On December 12, 2014, we entered into the Supply Agreement with Wolfspeed. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended,  provides for the exclusive production of our premium moissanite product, Forever One™, and provides us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Wolfspeed may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of December 31, 2023.

During the six months ended December 31, 2023 we made no purchases of SiC crystals. For the six-month period ended December 31, 2022 we purchased approximately $1.80 million of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

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

In connection with our short- and long-term capital resources, we have an effective shelf registration statement on Form S-3 on file with the SEC, with an expiration date of June 2, 2024, that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Our ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing effects of rising inflation and fears of recession and the risks associated with the potential delisting of our common stock on the Nasdaq Capital Market if we fail to regain compliance with applicable Nasdaq Listing Rules within the periods of time described therein. Any capital raise is not assured and may not be at terms that would be acceptable to us.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended December 31, 2023, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock. Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On June 12, 2023, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5550 (a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market has closed below $1.00 per share for 30 consecutive business days. The notification letter has no immediate effect on the Nasdaq listing or trading in our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until December 11, 2023, to regain compliance with the minimum $1.00 bid price per share requirement. We received notice on December 12, 2023 from the Nasdaq’s Listing Qualifications Department which resulted in an additional 180-day period, or until June 10, 2024, within which to regain compliance with the $1.00 minimum bid price requirement.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2023 – October 31, 2023	-	$-	-	$4,510,021
November 1, 2023 – November 30, 2023	-	$-	-	$4,510,021
December 1, 2023 – December 31, 2023	-	$-	-	$4,510,021
Total	-	$-	-	$4,510,021

(1)
On May 5, 2022, we announced that our Board of Directors had approved a share repurchase program to permit us to repurchase up to $5.00 million worth of our issued and outstanding common stock over the three-year period ending April 29, 2025.

Item 5.	Other Information

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
February 13, 2024		Don O’Connell
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
February 13, 2024		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)