Form 10-Q
period 2024-03-31
CHARLES & COLVARD LTD
filed 2024-05-06
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, there were 30,344,955 shares of the registrant’s common stock, no par value per share, outstanding.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2024

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024 (unaudited)	June 30, 2023
ASSETS
Current assets:
Cash and cash equivalents	$3,685,729	$10,446,532
Restricted cash	5,553,873	5,122,379
Accounts receivable, net	566,570	380,085
Inventory, net	10,439,754	7,476,046
Note receivable	250,000	250,000
Prepaid expenses and other assets	794,218	901,354
Total current assets	21,290,144	24,576,396
Long-term assets:
Inventory, net	14,867,933	19,277,530
Property and equipment, net	2,699,133	2,491,569
Intangible assets, net	340,528	305,703
Operating lease right-of-use assets	1,715,475	2,183,232
Other assets	49,660	49,658
Total long-term assets	19,672,729	24,307,692
TOTAL ASSETS	$40,962,873	$48,884,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,865,435	$4,786,155
Short-term borrowings under line of credit	500,000	-
Operating lease liabilities, current portion	898,217	880,126
Accrued expenses and other liabilities	1,356,264	1,395,479
Total current liabilities	8,619,916	7,061,760
Long-term liabilities:
Noncurrent operating lease liabilities	1,417,478	2,047,742
Total long-term liabilities	1,417,478	2,047,742
Total liabilities	10,037,394	9,109,502
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 30,733,358 shares issued and 30,344,955 shares outstanding at March 31, 2024 and 30,912,108 shares issued and 30,523,705 shares outstanding at June 30, 2023	57,242,211	57,242,211
Additional paid-in capital	26,394,881	26,205,919
Treasury stock, at cost, 388,403 shares at both March 31, 2024 and June 30, 2023	(489,979)	(489,979)
Accumulated deficit	(52,221,634)	(43,183,565)
Total shareholders’ equity	30,925,479	39,774,586
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,962,873	$48,884,088

See Notes to Condensed Consolidated Financial Statements (unaudited).

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net sales	$5,261,966	$6,641,799	$18,120,629	$24,382,003
Costs and expenses:
Cost of goods sold	4,076,081	4,493,125	12,134,535	14,650,910
Sales and marketing	3,684,506	3,267,436	10,702,796	10,715,066
General and administrative	1,199,511	1,053,357	4,550,841	3,654,788
Total costs and expenses	8,960,098	8,813,918	27,388,172	29,020,764
Loss from operations	(3,698,132)	(2,172,119)	(9,267,543)	(4,638,761)
Other income (expense):
Interest income	74,528	69,159	244,146	168,935
Interest and other expense	(9,103)	-	(14,672)	-
Total other income, net	65,425	69,159	229,474	168,935
Loss before income taxes	(3,632,707)	(2,102,960)	(9,038,069)	(4,469,826)
Income tax expense	-	(6,293,048)	-	(5,858,155)
Net loss	$(3,632,707)	$(8,396,008)	$(9,038,069)	$(10,327,981)

Net loss per common share:
Basic	$(0.12)	$(0.28)	$(0.30)	$(0.34)
Diluted	$(0.12)	$(0.28)	$(0.30)	$(0.34)

Weighted average number of shares used in computing net loss per common share:
Basic	30,344,955	30,344,954	30,344,955	30,387,303
Diluted	30,344,955	30,344,954	30,344,955	30,387,303

See Notes to Condensed Consolidated Financial Statements (unaudited).

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Nine Months Ended March 31, 2024
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2023	30,523,705	$57,242,211	$26,205,919	$(489,979)	$(43,183,565)	$39,774,586
Stock-based compensation	-	-	51,444	-	-	51,444
Net loss	-	-	-	-	(2,539,457)	(2,539,457)
Balance at September 30, 2023	30,523,705	57,242,211	26,257,363	(489,979)	(45,723,022)	37,286,573
Stock-based compensation	-	-	67,174	-	-	67,174
Cancellation of restricted stock	(178,750)	-	-	-	-	-
Net loss	-	-	-	-	(2,865,905)	(2,865,905)
Balance at December 31, 2023	30,344,955	57,242,211	26,324,537	(489,979)	(48,588,927)	34,487,842
Stock-based compensation	-	-	70,344	-	-	70,344
Net loss	-	-	-	-	(3,632,707)	(3,632,707)
Balance at March 31, 2024	30,344,955	$57,242,211	$26,394,881	$(489,979)	$(52,221,634)	$30,925,479

	Nine Months Ended March 31, 2023
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2022	30,747,759	$57,242,211	$25,956,491	$(38,164)	$(23,602,771)	$59,557,767
Stock-based compensation	-	-	96,232	-	-	96,232
Cancellation of restricted stock	(44,688)	-	-	-	-	-
Repurchases of common stock	(358,116)	-	-	(451,815)	-	(451,815)
Net loss	-	-	-	-	(890,192)	(890,192)
Balance at September 30, 2022	30,344,955	57,242,211	26,052,723	(489,979)	(24,492,963)	58,311,992
Stock-based compensation	-	-	78,493	-	-	78,493
Issuance of restricted stock	178,750	-	-	-	-	-
Net loss	-	-	-	-	(1,041,781)	(1,041,781)
Balance at December 31, 2022	30,523,705	57,242,211	26,131,216	(489,979)	(25,534,744)	57,348,704
Stock-based compensation	-	-	34,594	-	-	34,594
Net loss	-	-	-	-	(8,396,008)	(8,396,008)
Balance at March 31, 2023	30,523,705	$57,242,211	$26,165,810	$(489,979)	$(33,930,752)	$48,987,290

See Notes to Condensed Consolidated Financial Statements (unaudited).

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,038,069)	$(10,327,981)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	530,161	477,285
Stock-based compensation	188,961	209,319
(Recovery of) Provision for uncollectible accounts	107,000	(18,000)
(Recovery of) Provision for sales returns	(160,000)	59,000
Inventory write-downs	-	119,000
Provision for accounts receivable discounts	11,976	42
Deferred income taxes	-	5,851,904
Changes in operating assets and liabilities:
Accounts receivable	(145,461)	1,246,221
Inventory	1,445,889	64,514
Prepaid expenses and other assets	574,892	756,554
Accounts payable	1,079,280	(1,284,419)
Accrued expenses and other liabilities	(651,388)	(980,909)
Net cash used in operating activities	(6,056,759)	(3,827,470)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(723,256)	(884,030)
Payments for intangible assets	(49,294)	(45,397)
Net cash used in investing activities	(772,550)	(929,427)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	500,000	-
Repurchases of common stock	-	(451,815)
Net cash provided by (used in) financing activities	500,000	(451,815)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(6,329,309)	(5,208,712)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	15,568,911	21,179,340
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$9,239,602	$15,970,628

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$16,486	$5,900
Cash paid during the period for interest expense	$10,770	$-

See Notes to Condensed Consolidated Financial Statements (unaudited).

CHARLES & COLVARD, LTD.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	DESCRIPTION OF BUSINESS

Charles & Colvard, Ltd. (the “Company”), a North Carolina corporation, was founded in 1995. The Company manufactures, markets, and distributes Charles & Colvard Created Moissanite® (hereinafter referred to as moissanite or moissanite jewels) and finished jewelry featuring moissanite, including Forever One™, the Company’s premium moissanite gemstone brand, for sale in the worldwide fine jewelry market. The Company also markets and distributes Caydia® lab grown diamonds and finished jewelry featuring lab grown diamonds and created color gems for sale in the worldwide fine jewelry market.

The Company sells loose moissanite gems and finished jewelry featuring moissanite, lab grown diamonds, and created color gems to leading jewelry distributors, manufacturers, and retailers at wholesale prices. In May 2023, the Company launched charlesandcolvarddirect.com, a wholesale sales portal servicing independent jewelers and retailers purchasing loose gemstones. These loose moissanite gems are then mounted into fine jewelry by jewelers, retailers, and manufacturers and sold via their own sales channels. Additionally, the Company sells to end-consumers at retail prices through its own Charles & Colvard Signature Showroom, which opened in October 2022, and through its wholly-owned operating subsidiary, charlesandcolvard.com, LLC, which includes the Company’s own transactional website, madeshopping.com, third-party online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. The Company also sells to end-consumers at discounted retail prices through moissaniteoutlet.com, LLC, a wholly-owned operating subsidiary of charlesandcolvard.com, LLC, and select third-party marketplaces.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the nine months ended March 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2024.

The condensed consolidated financial statements as of March 31, 2024 and for the three and nine months ended March 31, 2024 and 2023 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2023 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2023 Annual Report”) for the fiscal year ended June 30, 2023 or Fiscal 2023 filed with the SEC on October 12, 2023.

The accompanying condensed consolidated financial statements as of March 31, 2024 and June 30, 2023 and for the three and nine months ended March 31, 2024 and 2023, include the accounts of the Company and its wholly-owned subsidiaries charlesandcolvard.com, LLC, including its wholly-owned subsidiary, moissaniteoulet.com, LLC, which was formed and incorporated as of February 24, 2022; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the nine month periods ended March 31, 2024 or 2023. All intercompany accounts have been eliminated.

Nasdaq Listing Notification - On June 12, 2023, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5550 (a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market has closed below $1.00 per share for 30 consecutive business days. The notification letter has no immediate effect on the Nasdaq listing or trading in our common stock. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until December 11, 2023, to regain compliance with the minimum $1.00 bid price per share requirement. We received notice on December 12, 2023 from the Nasdaq’s Listing Qualifications Department which resulted in an additional 180-day period, or until June 10, 2024, within which to regain compliance with the $1.00 minimum bid price requirement.

Going Concern - The Company’s accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of obligations in the normal course of business. However, for the nine months ended March 31, 2024, the Company had losses of $9.04 million and cash flow used in operations of $6.1 million. These factors and particularly our recent cash burn rate when combined with our existing cash and cash equivalents and availability of our short-term resources raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date the financial statements are issued.
The Company’s management is continuing to work on plans to fund operations to alleviate the conditions that raise substantial doubt by evaluating its financing arrangements, implementing cost savings actions to reduce cash outflow, and evaluating its ability to liquidate and convert to cash certain of the Company’s existing inventory totaling $25.31 million as of March 31, 2024.  However, there can be no assurance that these plans will be successful or that additional financing will be available on terms acceptable to the Company.

In view of these matters, continuation as a going concern is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its financial requirements and the success of its future operations. The financial statements do not include any adjustments to the amount or the classification of assets and liabilities that may be necessary should the Company not continue as a going concern.

Significant Accounting Policies – In the opinion of the Company’s management, the Company’s significant accounting policies used for the three and nine months ended March 31, 2024, are consistent with those used for the fiscal year ended June 30, 2023. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2023 Annual Report for the Company’s significant accounting policies.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As future events and their effects cannot be fully determined with precision, actual results of operations, cash flow, and financial position could differ significantly from estimates. The most significant estimates impacting the Company’s consolidated financial statements relate to the valuation and classification of inventories, accounts receivable reserves, stock-based compensation, valuation allowance for deferred income tax assets, and revenue recognition. Changes in estimates are reflected in the consolidated financial statements in the period in which the change in estimate occurs.

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

Pursuant to the terms and conditions of the Company’s broker-dealer agreement with Oppenheimer & Co., Inc. (“Oppenheimer”), with whom the Company has engaged to transact common stock share repurchases in connection with its stock repurchase program, the Company is required to maintain a funded liquid margin account held by Oppenheimer for the benefit of the Company. The purpose of this account is to fund the Company’s common stock purchases and any underlying transaction costs and fees. Depending upon the level and timing of stock repurchase activity, the funded margin account cash balance will fluctuate from time to time. At March 31, 2024 and June 30, 2023, cash in the amount of approximately $250,000 and approximately $30, respectively, was held by Oppenheimer. Such cash amount held by Oppenheimer was classified as restricted cash for financial reporting purposes on the Company’s condensed consolidated balance sheets. For additional information regarding the Company’s stock repurchase program, see Note 11, “Shareholders’ Equity and Stock-Based Compensation.”

In accordance with the terms of the Company’s bank card/security agreement, entered into during the three months ended March 31, 2024 with a third-party financial service company that offers business credit cards, the Company is required to keep cash in an account held by the third-party totaling $250,000. Such amount is held as security for the Company’s bank card program with a credit limit of $500,000. Accordingly, this cash deposit held by the third party financial service company is classified as restricted cash for financial reporting purposes on the Company’s condensed consolidated balance sheets.

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	March 31, 2024	June 30, 2023
Cash and cash equivalents	$3,685,729	$10,446,532
Restricted cash	5,553,873	5,122,379
Total cash, cash equivalents, and restricted cash	$9,239,602	$15,568,911

Recently Adopted/Issued Accounting Pronouncements – In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant expenses. The updated standard is effective for annual periods beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

In December 2023, the FASB issued ASU No. 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires two primary disclosure enhancements: 1) disaggregated information on a reporting entity’s effective tax rate reconciliation and 2) information on income taxes paid. For public business entities, the new requirements will be effective for annual periods beginning after December 15, 2024. The guidance will be applied on a prospective basis with the option to apply the standard retrospectively. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, moissaniteoutlet.com, charlesandcolvarddirect.com, madeshopping.com, third-party online marketplaces, drop-ship retail, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale and retail customers, including its own Charles & Colvard Signature Showroom. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” and in the Notes to the Consolidated Financial Statements in the 2023 Annual Report.

The Company evaluates the financial performance of its segments based on net sales and product line gross profit, or the excess of product line sales over product line cost of goods sold. The Company’s product line cost of goods sold is defined as product cost of goods sold and excludes certain indirect supporting expenses from the Company’s manufacturing and production control departments, comprising personnel costs, and allocations for depreciation, leases, utilities, and corporate overhead; freight; inventory write-downs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

Summary financial information by reportable segment is as follows:

	Three Months Ended March 31, 2024
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$3,840,382	$1,044,116	$4,884,498
Loose jewels	219,828	157,640	377,468
Total	$4,060,210	$1,201,756	$5,261,966

Product line cost of goods sold
Finished jewelry	$1,980,096	$737,957	$2,718,053
Loose jewels	75,243	76,627	151,870
Total	$2,055,339	$814,584	$2,869,923

Product line gross profit
Finished jewelry	$1,860,286	$306,159	$2,166,445
Loose jewels	144,585	81,013	225,598
Total	$2,004,871	$387,172	$2,392,043

Depreciation and amortization	$41,260	$131,882	$173,142

Capital expenditures	$142,756	$85,198	$227,954

	Three Months Ended March 31, 2023
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$4,130,314	$1,190,987	$5,321,301
Loose jewels	486,084	834,414	1,320,498
Total	$4,616,398	$2,025,401	$6,641,799

Product line cost of goods sold
Finished jewelry	$1,880,504	$959,817	$2,840,321
Loose jewels	197,145	448,114	645,259
Total	$2,077,649	$1,407,931	$3,485,580

Product line gross profit
Finished jewelry	$2,249,810	$231,170	$2,480,980
Loose jewels	288,939	386,300	675,239
Total	$2,538,749	$617,470	$3,156,219

Depreciation and amortization	$47,876	$120,509	$168,385

Capital expenditures	$14,202	$252,545	$266,747

	Nine Months Ended March 31, 2024
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$13,780,906	$2,796,204	$16,577,110
Loose jewels	850,208	693,311	1,543,519
Total	$14,631,114	$3,489,515	$18,120,629

Product line cost of goods sold
Finished jewelry	$6,948,411	$1,647,325	$8,595,736
Loose jewels	271,669	320,569	592,238
Total	$7,220,080	$1,967,894	$9,187,974

Product line gross profit
Finished jewelry	$6,832,495	$1,148,879	$7,981,374
Loose jewels	578,539	372,742	951,281
Total	$7,411,034	$1,521,621	$8,932,655

Depreciation and amortization	$135,411	$394,750	$530,161

Capital expenditures	$442,460	$280,796	$723,256

	Nine Months Ended March 31, 2023
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$15,657,343	$3,640,572	$19,297,915
Loose jewels	1,657,369	3,426,719	5,084,088
Total	$17,314,712	$7,067,291	$24,382,003

Product line cost of goods sold
Finished jewelry	$7,296,812	$2,335,540	$9,632,352
Loose jewels	623,129	1,719,004	2,342,133
Total	$7,919,941	$4,054,544	$11,974,485

Product line gross profit
Finished jewelry	$8,360,531	$1,305,032	$9,665,563
Loose jewels	1,034,240	1,707,715	2,741,955
Total	$9,394,771	$3,012,747	$12,407,518

Depreciation and amortization	$167,769	$309,516	$477,285

Capital expenditures	$173,810	$710,220	$884,030

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Product line cost of goods sold	$2,869,923	$3,485,580	$9,187,974	$11,974,485
Other indirect manufacturing and production control expenses and period costs	672,373	596,344	1,934,837	1,660,231
Freight out	286,526	216,817	828,990	851,171
Inventory write-downs	-	-	-	119,000
Other inventory adjustments	247,259	194,384	182,734	46,023
Cost of goods sold	$4,076,081	$4,493,125	$12,134,535	$14,650,910

A reconciliation of the Company’s consolidated product line gross profit to the Company’s consolidated net loss before income taxes is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Product line gross profit	$2,392,043	$3,156,219	$8,932,655	$12,407,518
Other indirect manufacturing and production control expenses and period costs	(1,206,158)	(1,007,545)	(2,946,561)	(2,676,425)
Sales and marketing	(3,684,506)	(3,267,436)	(10,702,796)	(10,715,066)
General and administrative	(1,199,511)	(1,053,357)	(4,550,841)	(3,654,788)
Other income (expense) net	65,425	69,159	229,474	168,935
Loss before income taxes	$(3,632,707)	$(2,102,960)	$(9,038,069)	$(4,469,826)

The Company recognizes sales by geographic area based on the country in which the customer is based. Sales to international end consumers made through the Company’s transactional websites, including charlesandcolvard.com, moissaniteoutlet.com, charlesandcolvarddirect.com and madeshopping.com, are included in international sales for financial reporting purposes. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers.

The following presents net sales data by geographic area:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net sales
United States	$5,188,939	$6,545,336	$17,700,626	$23,630,410
International	73,027	96,463	420,003	751,593
Total	$5,261,966	$6,641,799	$18,120,629	$24,382,003

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the management of the Company. The financial instruments of the Company are cash and cash equivalents, restricted cash, notes receivable, trade accounts receivable, and trade accounts payable. All financial instruments are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these financial instruments.

There were no assets measured at fair value on a non-recurring basis as of March 31, 2024 or June 30, 2023.

5.	INVENTORIES

The Company’s total inventories, net of reserves, consisted of the following as of the dates presented:

	March 31, 2024	June 30, 2023
Finished jewelry:
Raw materials	$1,413,161	$1,288,906
Work-in-process	976,263	1,223,670
Finished goods	12,426,496	12,772,611
Finished goods on consignment	2,070,210	2,039,506
Total finished jewelry	$16,886,130	$17,324,693
Loose jewels:
Raw materials	$109,876	$421,603
Work-in-process	5,149,485	6,131,853
Finished goods	2,715,318	2,294,270
Finished goods on consignment	199,289	254,323
Total loose jewels	8,173,968	9,102,049
Total supplies inventory	247,589	326,834
Total inventory	$25,307,687	$26,753,576

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	March 31, 2024	June 30, 2023
Short-term portion	$10,439,754	$7,476,046
Long-term portion	14,867,933	19,277,530
Total	$25,307,687	$26,753,576

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished goods set with moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of March 31, 2024 and June 30, 2023, work-in-process inventories issued to active production jobs approximated $1.43 million and $1.99 million, respectively.

The Company’s moissanite and lab grown diamond jewels do not degrade in quality over time and inventory generally consists of the shapes and sizes most commonly used in the jewelry industry. Product obsolescence is closely monitored and reviewed by management as of and for each financial reporting period.

The Company manufactures finished jewelry featuring moissanite, lab grown diamonds, and created color gemstones. Relative to loose moissanite jewels and lab grown diamonds, finished jewelry is more fashion-oriented and subject to styling trends that could render certain designs obsolete over time. The majority of the Company’s finished jewelry featuring moissanite and lab grown diamonds is held in inventory for resale and largely consists of such core designs as stud earrings, solitaire and side-stone rings, pendants, and bracelets that tend not to be subject to significant obsolescence risk due to their classic styling. In addition, the Company generally holds smaller quantities of designer-inspired and trend fashion jewelry that is available for resale through retail companies and its Online Channels segment. The Company also carries inventory as part of its sample line that the Company uses in the selling process to its customers.

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

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	March 31, 2024	June 30, 2023
Deferred revenue	$470,075	$566,896
Accrued compensation and related benefits	372,223	382,630
Accrued sales taxes and franchise tax	204,806	202,091
Accrued cooperative advertising	306,174	243,861
Other accrued expenses	2,986	1
Total accrued expenses and other liabilities	$1,356,264	$1,395,479

8.	INCOME TAXES

For the three and nine months ended March 31, 2024, the Company’s statutory tax rate was 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94%, net of the federal benefit. For both the three and nine months ended March 31, 2024, the Company’s average effective tax rate was zero. Driven by the establishment of the valuation allowance during the quarter ended March 31, 2023, the Company’s effective tax rate for the nine month period then ended was a negative 131.06%. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

The Company recognized zero net income tax benefit for the three and nine months ended March 31, 2024, compared with a net income tax expense, driven by the establishment of the valuation allowance, of approximately $6.29 million and $5.86 million for the three and nine months ended March 31, 2023, respectively.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of March 31, 2024, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a full valuation allowance against its deferred tax assets.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013, April 15, 2014, and January 29, 2021 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement in effect as of March 31, 2024 is October 31, 2026 and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has an option to extend the lease term for a period of five years. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the option is exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. Upon execution of the third amendment to the Lease Agreement (the “Lease Amendment”) on January 29, 2021, the Lease Amendment included a rent abatement in the amount of approximately $214,000, which is reflected in the rent payments used in the calculation of the right-of-use (“ROU”) asset and lease liability once remeasured upon the execution of the Lease Amendment to extend the lease term. The Lease Amendment also included an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. As of the quarter ended March 31, 2024, the Company has been reimbursed approximately $506,000 by the landlord for qualified leasehold improvements in accordance with the terms of the Lease Amendment. This reimbursement by the landlord reduced the remaining ROU asset by the same amount and is being recognized prospectively over the remaining term of the lease.

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease.

As of March 31, 2024, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$1,715,475

Current operating lease liabilities	$898,217
Noncurrent operating lease liabilities	1,417,478
Total operating lease liabilities	$2,315,695

The Company’s total operating lease cost for the three months ended March 31, 2024 and 2023 was approximately $175,000 for each period. The Company’s total operating lease cost for the nine months ended March 31, 2024 and 2023 was approximately $524,000 for each period.

As of March 31, 2024, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 2.58 years.

As of March 31, 2024, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2024	$225,426
2025	918,236
2026	943,487
2027	317,327
Total lease payments	$2,404,476
Less: imputed interest	(88,781)
Present value of lease payments	2,315,695
Less: current lease obligations	898,217
Total long-term lease obligations	$1,417,478

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended March 31, 2024 and 2023, cash paid for operating leases was approximately $251,000 and $237,000, respectively. During the nine months ended March 31, 2024 and 2023, cash paid for operating leases was approximately $730,000 and $704,000, respectively.

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

The Company’s total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of March 31, 2024. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals range from approximately $4.00 million to $10.00 million each year.

During the nine months ended March 31, 2024 the Company made no purchases of SiC crystals. During the nine months ended March 31, 2023 the Company purchased $1.80 million of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

The Company has made no purchases of SiC crystals during the twelve-month period ended March 31, 2024, while engaged in discussions regarding the terms of the Supply Agreement.

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

As of March 31, 2024, the Company had $ 500,000 in short-term outstanding debt on the line of credit.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Repurchases of Common Stock

Pursuant to authority granted by the Company’s Board of Directors on April 29, 2022, the Company can repurchase up to approximately $5.00 million in shares outstanding of the Company’s common stock over the three year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases are generally at the discretion of the Company’s management. As the Company repurchases its common shares, which have no par value, the Company reports such shares held as treasury stock in the accompanying condensed consolidated balance sheets with the purchase price recorded within treasury stock.

During the nine month period ended March 31, 2024 the Company repurchased no shares of its common stock. During the nine month period ended March 31, 2023, the Company repurchased 358,116 shares of the Company’s common stock for an aggregate price of $451,815 pursuant to the repurchase authorization.

Dividends

The Company has paid no cash dividends during the current fiscal year through March 31, 2024.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Employee stock options	$70,343	$63,383	$188,961	$185,585
Restricted stock awards	-	(28,789)	-	23,734
Totals	$70,343	$34,594	$188,961	$209,319

No stock-based compensation was capitalized as a cost of inventory during the three and nine months ended March 31, 2024 or 2023.

Stock Options –The following is a summary of the stock option activity for the nine months ended March 31, 2024:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2023	1,817,665	$1.24
Granted	1,178,612	$0.35
Forfeited	(36,500)	$1.47
Expired	(100,000)	$2.05
Outstanding, March 31, 2024	2,859,777	$0.84

The weighted average grant date fair value of stock options granted during the nine months ended March 31, 2024 and 2023 was approximately $0.21 and $0.59, respectively. The total fair value of stock options that vested during the nine months ended March 31, 2024 and 2023 was approximately $224,000 and $225,000, respectively.

The following table summarizes information about stock options outstanding at March 31, 2024:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 03/31/2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 03/31/2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 03/31/2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
2,859,777	7.27	$0.84	1,793,488	5.90	$1.07	2,780,376	7.21	$0.85

As of March 31, 2024, the unrecognized stock-based compensation expense related to unvested stock options was approximately $200,390, which is expected to be recognized over a weighted average period of approximately 15 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2024 and 2023 was approximately $22,126 and $101,000 respectively. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock at March 31, 2024, less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These values represent the amount that would have been received by the optionees had these stock options been exercised on that date. There were no stock options exercised during the nine month periods ended March 31, 2024 and 2023.

Restricted Stock

During the nine month period ended March 31, 2024 there were no restricted stock shares awarded to plan participants. The unvested restricted shares as of September 30, 2023, which totaled 178,750 with a weighted average grant date fair value of $0.97, were all performance-based restricted shares and were scheduled to vest in July 2023, subject to achievement of the underlying performance goals. None of these shares vested during the nine month period ended March 31, 2024, and these shares were canceled in the three month period ended as of December 31, 2023 as the underlying performance goals were not met .

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

For the three and nine months ended March 31, 2024, stock options to purchase approximately 2.75 million shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

For the three and nine months ended March 31, 2023, stock options to purchase approximately 1.90 million shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. Approximately 179,000 shares of unvested restricted stock are excluded from the computation of diluted net loss for the three and nine months ended March 31, 2023 because the shares were performance-based and the underlying conditions had not been met as of March 31, 2023.

13.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash on deposit and cash equivalents held with banks and trade accounts receivable. The Company places cash deposits with federally insured financial institutions and maintains its cash at banks and financial institutions it considers to be of high credit quality. However, the Company’s cash deposits may, at times, exceed the Federal Deposit Insurance Corporation’s insurable limits. Accordingly, balances in excess of federally insured limitations may not be insured. The Company has not experienced losses on these accounts, and management believes that the Company is not exposed to significant risks on such accounts.

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

The following are reconciliations of the allowance for uncollectible accounts balances as of the periods presented:

	Nine Months Ended March 31,
	2024	2023
Balance, beginning of period	$183,000	$85,000
(Recoveries) Additions charged to operations	107,000	(18,000)
Balance, end of period	$290,000	$67,000

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable.

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	March 31, 2024	June 30, 2023
Customer A	24%	** %
Customer B	23%	24%
Customer C	13%	** %
Customer D	* %	14%
Customer E	* %	14%

*	Customers D and E did not have a balance that represented 10% or more of total gross accounts receivable as of March 31, 2024.

**	Customers A and C did not have a balance that represented 10% or more of total gross accounts receivable as of June 30, 2023.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales for the periods presented:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Customer C	13%	13%	13%	14%

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

5.	Constantly evolving privacy regulatory regimes are creating new legal compliance challenges;
6.	Our information technology, or IT, infrastructure, and our network has been and may be impacted by a cyber-attack or other security incident as a result of the rise of cybersecurity events;
7.	We are subject to certain risks due to our international operations, distribution channels and vendors;
8.	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis;
9.	We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products;
10.	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation;
11.	Seasonality of our business may adversely affect our net sales and operating income;
12.	Our operations could be disrupted by natural disasters;
13.	Sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control;
14.	Our current customers may potentially perceive us as a competitor in the finished jewelry business;
15.	If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected;
16.	Governmental regulation and oversight might adversely impact our operations;
17.	The effects of COVID-19 and other potential future public health crises, epidemics, pandemics or similar events on our business, operating results, and cash flows are uncertain;
18.	The execution of our business plans could significantly impact our liquidity and we might not be able to continue as a going concern;
19.	We are subject to arbitration, litigation and demands, which could result in significant liability and costs, and impact our resources and reputation;
20.	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results;
21.	Negative or inaccurate information on social media could adversely impact our brand and reputation;
22.	We rely on assumptions, estimates, and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;
23.	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business;
24.	Environmental, social, and governance matters may impact our business, reputation, financial condition, and results of operations;
25.	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer;
26.	Our failure to maintain compliance with The Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock;
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

We offer gemstones and finished jewelry featuring our proprietary moissanite jewels, premium lab grown diamonds, and created color gemstones for sale in the worldwide fine jewelry market through two operating segments: our Online Channels segment, which encompasses our digital properties components, comprised of our charlesandcolvard.com, moissaniteoutlet.com,  charlesandcolvarddirect.com, and madeshopping.com websites, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers, including end-consumers through our first Charles & Colvard Signature Showroom, which opened in October 2022. We report segment information based on the “management” approach. This segment reporting approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of our operating and reportable segments. We operate in an e-commerce environment characterized by both complexity in global markets and ongoing economic uncertainties in the U.S. and internationally. Our strategy is to build a globally revered and accessible brand of gemstones and finished fine jewelry products set with moissanite and lab grown diamonds. We believe our goods appeal to a broad consumer audience and leverage our advantage of being the original and leading worldwide source of moissanite and purveyor of premium lab grown diamonds. We believe a direct relationship with consumers is an essential component of this strategy, which entails delivering tailored educational content, engaging in an interactive dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer. A significant component of our strategy in this environment is to focus on our core products, improving the quality and predictability of the delivery of our products and services and placing those products quickly into the hands of our U.S. and international customers at affordable prices.

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

We have incurred costs in the first nine months of the year ending June 30, 2024 or Fiscal 2024 of approximately $300,000 (of which $232,000 was paid directly by our insurance carrier in the three months ended March 31, 2024 which was previously accrued). In the first nine months of Fiscal 2024, these costs have been primarily comprised of various third-party consulting services, including forensic experts, restoration experts, legal counsel, and other information technology professional expenses, enhancements to our cybersecurity measures, costs to restore our systems and access our data, and employee-related expenses, including with respect to increased overtime. We do not expect to incur these and other additional costs related to this incident in the future.

Reverse Stock Split

On March 28, 2024, the Company filed a preliminary proxy statement with the U.S. Securities and Exchange Commission, for which a definitive proxy statement was filed on April 8, 2024, related to a special meeting of shareholders to be held on May 7, 2024, for: 1) the approval for an amendment to the restated articles of incorporation of the Company to effect a reverse stock split of the issued shares of common stock at a ratio within a range from any whole number between one-for-ten to one-for-fifteen, as determined by the Board of Directors in its sole discretion (the “Reverse Stock Split Proposal”); and 2) to approve one or more adjournments of the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event there are not sufficient votes in favor of the Reverse Stock Split Proposal or to constitute a quorum.

If approved by shareholders, the Reverse Stock Split Proposal will reduce the number of the Company’s shares of common stock outstanding in the condensed consolidated financial statements for the three and twelve months ending June 30, 2024, which reduction would increase the Company’s share price. The Company expects that an increase in the Company’s stock price due to the Reverse Stock Split Proposal will enable the Company to regain compliance with the minimum bid price requirement and continue to trade on the Nasdaq Capital Market. However, there can be no assurance that such action will achieve such result.

Fiscal 2024 Financial Outlook

Our strategic goals for Fiscal 2024 revolve around expanding Charles & Colvard’s brand globally and increasing the size of our business through top-line growth. As emerging generations embrace lab grown gems, we believe our ability to establish the superiority of our moissanite and lab grown diamonds, along with the Charles & Colvard brand directly with conscious consumers, is critical to our future success and ability to fuel our growth. We plan to continue executing our key Fiscal 2024 strategies with an ongoing commitment to spending judiciously with a long-term plan to generate sustainable earnings.

Our key strategic goals for Fiscal 2024 are as follows:

Global Brand Awareness

We plan to continue strengthening the fine jewelry brand we have been building for nearly three decades. As the consumer landscape continues to shift and factors beyond price, craftmanship, and origin drive purchase decisions, brand equity is more important than ever. We will continue investing in paid media campaigns targeting the trade and consumers as we reinforce our Made, not Mined™ provenance. We will also remain steadfast in our quest for sustained top-line organic growth as our brand messaging resonates with new audiences.

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

Innovative Technology

Evolving technology continues to shape how consumers discover, research, and ultimately purchase. We will continue to invest strategically in technology to service customers in existing and new outlets. Our investments in innovative technology, artificial intelligence, and predictive analytics are designed to further maximize our ability to be agile and efficient in our business. We will enhance our consumer experience through immersive virtual selling and fully customizable products driven by actionable data.

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

As evidenced by our results for the first nine months of Fiscal 2024, domestic and global inflation and rising interest rates, coupled with ongoing fears of recession, continue to erode consumer confidence and present significant challenges for the global retail and e-commerce industry. We face the same challenges as all retailers and those in the e-commerce space. At the same time, however, these same challenges are providing us the opportunity to reevaluate technologies, strategies, and talent to shape a new era of shopping. In many ways, we believe the pandemic and current global economic conditions have opened the door for what we believe may be a long-overdue reset within our industry that could help move retailers and those in the e-commerce space into more stable – and potentially more profitable – positions. We plan to continue to invest in our business and seize current challenges by turning them into opportunities for continued growth and improved profitability.

We discuss our strategic outlook and key strategies for Fiscal 2024 in Part I, Item 1, “Business,” and Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our 2023 Annual Report.

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

We have disclosed our critical accounting policies and estimates in our 2023 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting policies and estimates during the first nine months of Fiscal 2024.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and nine months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Net sales	$5,261,966	$6,641,799	$18,120,629	$24,382,003
Costs and expenses:
Cost of goods sold	4,076,081	4,493,125	12,134,535	14,650,910
Sales and marketing	3,684,506	3,267,436	10,702,796	10,715,066
General and administrative	1,199,511	1,053,357	4,550,841	3,654,788
Total costs and expenses	8,960,098	8,813,918	27,388,172	29,020,764
Loss from operations	(3,698,132)	(2,172,119)	(9,267,543)	(4,638,761)
Other income (expense):
Interest income	74,528	69,159	244,207	168,935
Interest and other expense	(9,103)	-	(14,672)	-
Total other income (expense), net	65,425	69,159	229,474	168,935
Loss before income taxes	(3,632,707)	(2,102,960)	(9,038,069)	(4,469,826)
Income tax expense	-	(6,293,048)	-	(5,858,155)
Net loss	$(3,632,707)	$(8,396,008)	$(9,038,069)	$(10,327,981)

Consolidated Net Sales

Consolidated net sales for the three and nine months ended March 31, 2024 and 2023 comprise the following:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Finished jewelry	$4,884,498	$5,321,301	$(436,803)	(8)%	16,577,110	19,297,915	$(2,720,805)	(14)%
Loose jewels	377,468	1,320,498	(943,030)	(71)%	1,543,519	5,084,088	(3,540,569)	(70)%
Total consolidated net sales	$5,261,966	$6,641,799	$(1,379,833)	(21)%	$18,120,629	$24,382,003	$(6,261,374)	(26)%

Consolidated net sales were $5.26 million for the three months ended March 31, 2024, compared to $6.64 million for the three months ended March 31, 2023, a decrease of approximately $1.38 million, or 21%. Consolidated net sales were $18.12 million for the nine months ended March 31, 2024, compared to $24.38 million for the nine months ended March 31, 2023, a decrease of approximately $6.26 million, or 26%. Overall, consumer confidence has continued to show signs of weakening due to general economic uncertainties, domestic and worldwide inflation, recessionary fears, and rising interest rates. These same general economic conditions also caused weakness in demand for moissanite jewels from our domestic and international distributors, resulting in lower loose jewel and jewelry product net sales during the three and nine months ended March 31, 2024, in both of our operating segments.

Sales of finished jewelry represented 93% and 91% of total consolidated net sales for the three and nine months ended March 31, 2024, respectively, compared to 80% and 79%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended March 31, 2024, finished jewelry sales were $4.88 million compared to $5.32 million for the corresponding period of the prior year, a decrease of approximately $437,000, or 8%. For the nine months ended March 31, 2024, finished jewelry sales were $16.58 million compared to $19.30 million for the corresponding period of the prior fiscal year, a decrease of $2.72 million, or 14%. These decreases for the three and nine month periods ended March 31, 2024 were due primarily to lower demand across all of our finished jewelry products as a result of adverse global and domestic general economic conditions and increased competition.

Sales of loose jewels represented 7% and 9% of total consolidated net sales for the three and nine months ended March 31, 2024, respectively, compared to 20% and 21%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended March 31, 2024, loose jewel sales were $377,000 compared to $1.32 million for the corresponding period of the prior year, a decrease of approximately $943,000, or 71%. For the nine months ended March 31, 2024, loose jewel sales were $1.54 million compared to $5.08 million for the corresponding period of the prior fiscal year, a decrease of $3.54 million, or 70%. The decrease for the three and nine month periods ended March 31, 2024 was due primarily to lower sales of loose jewels through our distribution network in our Online Channels segment and Traditional segment as a result of global and domestic general adverse macroeconomic conditions and increased competition coupled with continued downward pricing pressure on mined and lab grown diamonds and in line with our strategic shift to a  more direct-to-consumer business model.

U.S. net sales accounted for approximately 99% and 98%, respectively, of total consolidated net sales for each of the three and nine months ended March 31, 2024, compared with 99% and 97% for the three and nine months ended March 31, 2023. U.S. net sales decreased to $5.19 million, or 21%, during the three months ended March 31, 2024 compared to $6.55 million in the comparable period of the prior fiscal year. U.S. net sales decreased to $17.7 million, or 25%, during the nine months ended March 31, 2024 from the corresponding period of the prior year. U.S. net sales decreased during the three and nine months ended March 31, 2024 primarily due to decreased sales to U.S. customers in both our Online Channels segment and Traditional segment for the same reasons outlined above.

Our largest U.S. customer during the three and nine months ended March 31, 2024 was also our largest customer during the three and nine months ended March 31, 2023, and accounted for 13% of total consolidated net sales during each of the three and nine month periods ended March 31, 2024 and 13% and 14% respectively, for the three and nine month periods ended March 31, 2023. We did not have another U.S. customer account for 10% or more of total consolidated sales during the three and nine months ended March 31, 2024 or 2023. We expect that we and our customers will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 1% and 2%, respectively, of total consolidated net sales for the three and nine month periods ended March 31, 2024, and 1% and 3% for the three and nine month periods ended March 31, 2023. International net sales decreased 24% and 44% during the three and nine months ended March 31, 2024, respectively, compared to the respective periods in the prior year. International sales decreased due to lower demand in our international distributor market as a result of global general adverse macroeconomic conditions and increased competition coupled with continued downward pricing pressure on mined and lab grown diamonds. In light of the effects of ongoing global economic conditions, we continue to evaluate current and other potential distributors in international markets to determine the best long-term partners. As a result, and considering the ongoing international trade challenges, we expect that our sales in these markets may significantly fluctuate with each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three or nine months ended March 31, 2024 or 2023. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Our total cost of goods sold for the three and nine months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$2,718,053	$2,840,321	(122,268)	(4)%	$8,595,736	9,632,352	(1,036,616)	(11)%
Loose jewels	151,870	645,259	(493,389)	(76)%	592,238	2,342,133	(1,749,895)	(75)%
Total product line cost of goods sold	2,869,923	3,485,580	(615,657)	(18)%	9,187,974	11,974,485	(2,786,511)	(23)%
Non-product line cost of goods sold	1,206,158	1,007,545	198,613	20%	2,946,561	2,676,425	270,136	10%
Total cost of goods sold	$4,076,081	$4,493,125	(417,044)	(9)%	$12,134,535	14,650,910	(2,516,375)	(17)%

Total cost of goods sold was $4.08 million for the three months ended March 31, 2024, compared to $4.49 million for the three months ended March 31, 2023, a decrease of approximately $417,000, or 9%. The total cost of goods sold was $12.13 million for the nine months ended March 31, 2024, compared to $14.65 million for the nine months ended March 31, 2023, a net decrease of approximately $2.52 million, or 17%. Product line cost of goods sold is defined as product cost of goods sold directly and excludes certain indirect supporting expenses from the manufacturing and production control departments, comprising personnel costs, allocations for depreciation, leases, utilities, and corporate overhead; freight; and period costs associated with inventory write-downs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The decrease in total cost of goods sold for the three months ended March 31, 2024, compared to the same period in 2023, was primarily due to decreased sales of loose jewels and finished jewelry during the three months ended March 31, 2024, in our Traditional and Online Channels as a result of lower product demand during the quarter, offset by an increase in non-product line cost of goods sold. Despite a decline in total cost of goods sold during the three months ended March 31, 2024, the significant increase in gold prices along with greater promotional pricing pressure amid a deeply discounted retail environment driving an increased sale cadence as compared to the same period in 2023, continued to erode profit margins.

The net increase in non-product line cost of goods sold for the three months ended March 31, 2024, comprises a $70,000 increase in freight principally from higher shipping costs during the period; a $76,000 increase in indirect manufacturing production control expenses; and a $53,000 increase in other inventory adjustments for production standard cost variances compared to those in the first three months of Fiscal 2023.

The decrease in total cost of goods sold for the nine months ended March 31, 2024 compared to the same period in 2023 was also primarily driven by the decreased sales of finished goods and loose jewels during the nine months ended March 31, 2024 in both of our Online Channels segment and Traditional segment. We experienced lower demand in our Online Channels segment as a result of lower finished jewelry product demand during the nine month period despite the calendar year-end 2023 holiday season. We also and likewise saw lower loose jewel product demand in our Traditional segment throughout the nine month period.

The net increase in non-product line cost of goods sold for the nine months ended March 31, 2024, comprises a $274,000 increase in indirect manufacturing production control expenses and a $136,000 increase in other inventory adjustments principally related to production standard cost variances compared to those in the first nine months of 2023. These increases were partially offset by a $119,000 decrease in inventory valuation allowances in the first nine months of 2023, compared to those in the comparable prior year period, and a $22,000 decrease in freight out principally from decreased shipping volume during the nine month period.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Sales and marketing	$3,684,506	$3,267,436	$417,070	13%	$10,702,796	$10,715,066	$(12,270)	0%

Sales and marketing expenses were $3.68 million for the three months ended March 31, 2024 compared to $3.27 million for the three months ended March 31, 2023, an increase of approximately $417,000, or 13%.

The increase in sales and marketing expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a $255,0000 increase in advertising and digital marketing expenses; a $115,000 increase in professional services and marketing support; a $54,000 increase in compensation expenses; a $51,000 increase in software-related costs incurred primarily in connection with software-related agreements; an $8,000 increase in bank fees; an $5,000 net increase in general office-related expenses; a $8,000 increase in telephone/fiber-related communications expenses; and a $3,000 increase in travel and entertainment. These increases were partially offset by a $75,000 decrease in general business taxes; and a $7,000 decrease in insurance costs.

The increase in advertising and digital marketing expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to an increase in advertising expense of approximately $325,000; and a $5,000 increase in agency fees. These increases were offset partially by a $34,000 decrease in cooperative advertising; a $33,000 decrease in brand awareness activities; and an $8,000 decrease in print media expenses.

The increase in compensation expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a $52,000 increase in bonus expense; and a $13,000 increase in salaries and related employee benefits. These increases were partially offset by a $6,000 decrease in employee stock-based compensation; and a $5,000 decrease in severance expense.

The decrease in sales and marketing expenses for the nine months ended March 31, 2024 compared to the same period in 2023 was primarily due to a $200,000 decrease in general business taxes; a $157,000 decrease in compensation expenses; a $65,000 decrease in bank fees; a $23,000 decrease in insurance costs;  a $9,000 decrease in depreciation and amortization expense; and a $4,000 decrease in travel expenses. These decreases were offset partially by a $181,000 increase in professional services principally comprising consulting services for marketing support in the current year period; a $109,000 increase in advertising and digital marketing expenses; a $68,000 increase in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded sales-related operating systems; a $37,000 net increase in customer meetings and general office-related expenses; a $23,000 increase in employee-related recruiting and search fees for new hires; and a $28,000 increase in telephone/fiber-related communications expenses.

Compensation expenses for the nine months ended March 31, 2024 compared to the same period in 2023 decreased primarily as a result of a $91,000 decrease in salaries, commissions, and related employee benefits; a $36,000 decrease in bonus expense; a $28,000 decrease in employee stock-based compensation expense; and a $2,000 decrease in severance costs.

The increase in advertising and digital marketing expenses for the nine months ended March 31, 2024 compared to the same period in 2023 comprises a $379,000 increase in digital advertising expense; a $17,000 increase in agency fees; and a $10,000 increase in print media expenses. These increases were offset partially by  a $191,000 decrease in sponsorships; an $81,000 decrease in cooperative advertising; and a decrease of $25,000 in trade show expenses.

General and Administrative

General and administrative expenses for the three and nine months ended March 31, 2024 and 2023 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
General and administrative	$1,199,511	$1,053,357	$146,154	14%	$4,550,841	$3,654,788	$896,053	25%

General and administrative expenses were $1.20 million for the three months ended March 31, 2024 compared to $1.05 million for the three months ended March 31, 2023, an increase of approximately $146,000, or 14%.

The increase in general and administrative expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a $122,000 increase in professional fees; a $45,000 increase in general business taxes and licenses; a $36,000 increase in travel-related expenditures; an $8,000 increase in bad debt expense; a $4,000 increase in depreciation and amortization expense; a $2,000 increase in overall rent expense; and a $2,000 increase in insurance expense. These increases were partially offset by a $24,000 decrease in bank fees; a $17,000 decrease in compensation-related expenses; and a net decrease of $32,000 in other administrative-related expenses.

The decrease in compensation expenses for the three months ended March 31, 2024 compared to the same period in 2023 was primarily due to a $78,000 decrease in salaries and benefits; and a decrease of $4,000 in severance expense. The decrease was partially offset by a $40,000 increase in employee stock-based compensation expense; and a $25,000 increase in bonus expense.

Professional services expenses increased for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to a $121,000 increase in legal fees associated with various corporate matters; a $95,000 increase in fees associated with audit and tax services; and a $71,000 increase in temporary labor. These decreases were offset by a $151,000 decrease in other professional fees due to the payment of certain professional fees by our insurance carrier totaling $232,000 previously accrued related to the prior period cybersecurity event; and a $14,000 decrease in investor relations fees.

The increase in general and administrative expenses for the nine months ended March 31, 2024 compared to the same period in 2023 was primarily due to a $1.06 million increase in professional services expenses; a $125,000 increase in bad debt expense; a $66,000 increase in depreciation and amortization; and a $19,000 increase in insurance expense. These increases were partially offset by a $269,000 decrease in compensation-related costs; a $29,000 decrease in bank fees; a $36,000 decrease in travel and entertainment expense; a $29,000 net decrease in miscellaneous other general and administrative expenses; and an $11,000 decrease in overall rent expense.

Compensation expenses decreased for the nine months ended March 31, 2024, compared to the same period in 2023 principally due to a $221,000 net decrease in salaries and related employee benefits; a $63,000 decrease in bonus expenses; and a $4,000 decrease in severance expenses. These decreases were partially offset by a $19,000 increase in employee stock-based compensation expense.

Professional services fees increased for the nine months ended March 31, 2024, compared to the same period in 2023, primarily due to a $595,000 increase in legal fees associated with the cybersecurity event on June 28, 2023, and other corporate matters; a $164,000 increase in temporary labor; a $148,000 increase in fees associated with audit and tax services; a $111,000 increase in professional fees due to various strategic consulting projects and a pay versus performance analysis; and a $40,000 increase in investor relations fees.

Interest Income

Interest income for the three and nine months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Interest income	$74,528	$69,159	$5,369	7%	$244,146	$168,935	$75,211	46%

Certain cash balances in excess of operating needs are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the three and nine months ended March 31, 2024 and 2023, we earned interest from cash on deposit in this interest-bearing account. The increase in earned interest for the three and nine month periods ended March 31, 2024 reflects the higher interest rates during the first three and nine month periods of Fiscal 2024 compared with Fiscal 2023.

Interest and Other Expense

Interest and other expense for the three and nine months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2024	2023	Dollars	Percent	2024		Dollars	Percent
Interest and other expense	$9,103	$-	$9,103	100%	$14,672	$-	$14,672	100%

Interest and other expense incurred for the three and nine months ended March 31, 2024 was primarily a result of the drawdown on the Company’s line of credit.

Provision for Income Taxes

For the three and nine months ended March 31, 2024, the Company’s statutory tax rate was 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94%, net of the federal benefit. For both the three and nine months ended March 31, 2024, the Company’s average effective tax rate was zero. For the three and nine months ended March 31, 2023, the Company’s effective tax rate was 11.24% and 18.37%, respectively. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

The Company recognized zero net income tax benefit for the three and nine months ended March 31, 2024, compared with a net income tax expense of approximately $6.29 million and $5.86 million, driven by the establishment of the valuation allowance, for the three and nine months ended March 31, 2023, respectively.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of March 31, 2024, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Liquidity, Capital Resources and Going Concern

We have concluded that our existing cash and cash equivalents and availability of our short-term resources combined will not be sufficient to meet our working capital and capital expenditure needs over the next twelve months, and therefore, there is substantial doubt about the Company’s ability to continue as a going concern. A more detailed description of our going concern is included in Note 2 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Capital Structure and Debt

Long-Term Liquidity and Capital Structure

We have an effective shelf registration statement on Form S-3 on file with the SEC, with an expiration date of June 2, 2024, that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any twelve-month period. Our ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing effects of rising inflation rates and fear of recession. Any capital raise is not assured and may not be at terms that would be acceptable to us.

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

While we intend to engage in efforts to regain compliance, and thus maintain our listing, including by carrying out a reverse stock split, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable listing requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, employees, and fewer business development opportunities. Additionally, the market price of our common stock may decline further, and shareholders may lose some or all of their investment.

On March 28, 2024, we filed a preliminary proxy statement with the U.S. Securities and Exchange Commission, for which a definitive proxy statement was filed on April 8, 2024, related to a special meeting of shareholders to be held on May 7, 2024, for: 1) the approval for an amendment to our restated articles of incorporation to effect a reverse stock split of the issued shares of common stock at a ratio within a range from any whole number between one-for-ten to one-for-fifteen, as determined by the Board of Directors in its sole discretion (the “Reverse Stock Split Proposal”); and 2) to approve one or more adjournments of the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event there are not sufficient votes in favor of the Reverse Stock Split Proposal or to constitute a quorum.

The Reverse Stock Split Proposal, if approved by the shareholders, will reduce the number of our shares of common stock outstanding in the condensed consolidated financial statements for the three and twelve-months ending June 30, 2024, which reduction would increase our stock price. We expect that an increase in our share price due to the Reverse Stock Split Proposal will enable us to regain compliance with the minimum bid price requirement and continue to trade on the Nasdaq Capital Market, though there can be no assurance that such action will achieve such result.

Debt

We had $500,000 in short-term borrowings on our line of credit as of March 31, 2024. We have no long-term outstanding debt as of March 31, 2024.

Financing Activities

Long-Term Financing Activities

In accordance with authority granted by our Board of Directors on April 29, 2022, we can repurchase up to $5.00 million in shares outstanding of our common stock over the three year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases are generally at the discretion of management. As we repurchase our common shares, which have no par value, we report such shares held as treasury stock on our condensed consolidated balance sheets, with the purchase price recorded within treasury stock.

We repurchased no shares of our common stock during the three and nine month periods ended March 31, 2024. During the three month period ended March 31, 2023, we repurchased no shares of our common stock. During the nine month period ended March 31, 2023 we purchased approximately 358,000 shares of our common stock for an aggregate price of approximately $452,000 pursuant to the repurchase authorization.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $9.2 million, trade accounts receivable of $567,000, and net current inventory of $10.44 million, as compared to cash and cash equivalents totaling $10.4 million, trade accounts receivable of $380,000, and net current inventory of $7.48 million as of June 30, 2023. We also had access during the three month period ended March 31, 2024 to a $5.00 million cash collateralized line of credit facility, with an available balance of $4.5 million, or the JPMorgan Chase Credit Facility, that we obtained effective July 9, 2021, as amended July 28, 2022 and amended further effective June 21, 2023, from JPMorgan Chase Bank, N.A., or JPMorgan Chase.

During the nine months ended March 31, 2024, our working capital decreased by approximately $4.84 million to $12.67 million from $17.51 million at June 30, 2023. As described more fully below, the decrease in working capital at March 31, 2024 is primarily attributable to a net decrease in our cash, cash equivalents, and restricted cash, a decrease in our prepaid expenses and other assets, an increase in our accounts payable, and an increase in the current portion of our operating lease liabilities. These factors were offset partially by an increase in our allocation of inventory from long-term to short-term due to a higher expected sell through of inventory on hand in the upcoming period, an increase in our accounts receivables, and a decrease in our accrued expenses and other liabilities. Our cash used for investing activities were principally used for the purchase of property and equipment.

During the nine months ended March 31, 2024, approximately $6.06 million of cash was used in our operations. The primary drivers of our use of cash were a net loss in the amount of approximately $9.04 million; a $145,000 increase in accounts receivable; and a decrease in accrued expenses and other liabilities of approximately $650,000. These factors were offset partially by a decrease in inventory of $1.44 million; an increase in accounts payable of $1.08 million; non-cash expenditures of $678,000; and a $574,000 decrease in prepaid expense and other assets.

From time to time, we have offered extended Traditional segment customer payment terms beyond 90 days to certain credit-worthy customers, the extension of which may not immediately increase liquidity as a result of ongoing current-period sales. In addition, we believe our competitors and other vendors in the wholesale jewelry industry have expanded their use of extended payment terms and, in aggregate, we believe that, through our use of extended payment terms, we provide a competitive response in our market during the current global economic environment. We believe that we are unable to estimate the impact of these actions on our net sales, but we believe that if we ceased providing extended payment terms, we would be at a competitive disadvantage for some Traditional segment customers in the marketplace during this economic period and our net sales and profits would likely be adversely impacted.

We manufactured approximately $1.09 million and $5.08 million in loose jewels and $7.96 million and $10.57 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the nine months ended March 31, 2024 and 2023, respectively. We expect our purchases of precious metals and labor to fluctuate in conjunction with the levels of our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market prices of gold and other precious metals are beyond our control, upward price trends could have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of March 31, 2024 and June 30, 2023, $14.87 million and $19.28 million of our inventories were classified as long-term assets, respectively. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals of $110,000 and new raw material that we may purchase pursuant to the Supply Agreement.

Our more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

As of March 31, 2024, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of June 30, 2023, we also had federal tax net operating loss carryforward of approximately $24.76 million expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.01 million expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

Short-Term Capital Resources

Line of Credit

Effective July 7, 2021, we obtained from JPMorgan Chase our $5.00 million cash collateralized JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions and certain additional indebtedness for borrowed money, installment obligations, and obligations under capital and operating leases. The JPMorgan Chase Credit Facility is secured by a cash deposit in the amount of $5.10 million held by JPMorgan Chase as collateral for the line of credit facility.

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

As of March 31, 2024, we had a $500,000 outstanding balance against the JPMorgan Chase Credit Facility.

Long-Term Capital Commitments

Contractual Agreement

On December 12, 2014, we entered into the Supply Agreement with Wolfspeed. Under the Supply Agreement, subject to certain terms and conditions, we agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of our required SiC materials in quarterly installments that must equal or exceed a set minimum order quantity. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018, unless extended by the parties. Effective June 22, 2018, the Supply Agreement was amended to extend the expiration date to June 25, 2023. The Supply Agreement, as amended, provides for the exclusive production of our premium moissanite product, Forever One™, and provides us with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following the expiration of the initial term. In addition, the amendment to the Supply Agreement established a process by which Wolfspeed may begin producing alternate SiC material based on our specifications that will give us the flexibility to use the materials in a broader variety of our products, as well as to permit us to purchase certain amounts of SiC materials from third parties under limited conditions. On August 26, 2020, the Supply Agreement was further amended, effective June 30, 2020, to extend the expiration date to June 29, 2025, which may be further extended by mutual agreement of the parties. The Supply Agreement was also amended to, among other things, (i) spread our total purchase commitment under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) establish a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permit us to purchase revised amounts of SiC materials from third parties under limited conditions. Our total purchase commitment under the Supply Agreement, as amended, until June 2025 is approximately $52.95 million, of which approximately $24.75 million remains to be purchased as of March 31, 2024.

During the nine months ended March 31, 2024 we made no purchases of SiC crystals. For the nine month period ended March 31, 2023 we purchased approximately $1.80 million of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

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

In connection with our short-term capital resources, we have an effective shelf registration statement on Form S-3 on file with the SEC, with an expiration date of June 2, 2024, that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any twelve-month period. Our ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing effects of rising inflation and fears of recession and the risks associated with the potential delisting of our common stock on the Nasdaq Capital Market if we fail to regain compliance with applicable Nasdaq Listing Rules within the periods of time described therein. Any capital raise is not assured and may not be at terms that would be acceptable to us.

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

Changes in Internal Control Over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. We will continue to evaluate the effectiveness of our disclosure controls and procedures and internal control over financial reporting on an ongoing basis and will take action as appropriate. During the three months ended March 31, 2024, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The execution of our business plans could significantly impact our liquidity and we might not be able to continue as a going concern. The execution of our business plans to expand our Online Channels segment and global market opportunities, as well as to create required inventory of our Forever One™, Moissanite by Charles &Colvard®, and Caydia® gemstones, requires significant investment of our resources, which may reduce our cash position. Should we fail to execute our business plans, we could see delays in the return of cash from our investments, resulting in a decrease in our liquidity. Under our$5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility that we obtained from JPMorgan Chase Bank, N.A., effective July 7, 2021,as amended July 28, 2022 and amended further effective June 21, 2023, failure to comply with the covenants and defaults contained in the JPMorgan Chase Credit Facility or any other instrument or document executed in connection with the JPMorgan Chase Credit Facility could restrict our ability to draw on such facility. In addition, we currently have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Further, if we would be unable to access the capital markets or issue equity securities on terms that are acceptable to us or at all, our cash, cash equivalents, and restricted cash and other working capital may be constrained to meet our working capital and capital expenditure needs. Given our current liquidity position, it is unlikely that we would not be able to draw on the JPMorgan Chase Credit Facility, as amended, which matures on July 31, 2024. There is no guarantee of extension or renewal in connection with the terms and conditions of the JPMorgan Chase Credit Facility.

Further, our condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of obligations in the normal course of business. However, for the nine months ended March 31, 2024, we had losses of $9.04 million and cash flow used in operations of $6.1 million. These factors raise substantial doubt about our ability to continue as a going concern for one year from the date the financial statements are issued.

We are continuing to work on plans to fund operations to alleviate the conditions that raise substantial doubt by evaluating our financing arrangements, implementing cost savings actions to reduce cash outflow, and evaluating our ability to liquidate and convert to cash certain of our existing inventory totaling $25.31 million as of March 31, 2024.

In view of these matters, continuation as a going concern is dependent upon our continued operations, which in turn is dependent upon our ability to meet our financial requirements and the success of our future operations. The financial statements do not include any adjustments to the amount or the classification of assets and liabilities that may be necessary should we not continue as a going concern.

We believe that these plans may provide an opportunity for us to meet our obligations for the twelve month period from the date the financial statements are issued and to continue as a going concern. If, however, we are unable to successfully implement these plans, it may have a material adverse effect on our business, results of operations, and financial condition.

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

While we intend to engage in efforts to regain compliance, and thus maintain our listing, including by carrying out a reverse stock split, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable listing requirements in the future and Nasdaq determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all; and may result in the potential loss of confidence by investors, suppliers, customers, employees, and fewer business development opportunities. Additionally, the market price of our common stock may decline further, and shareholders may lose some or all of their investment.

On March 28, 2024, we filed a preliminary proxy statement with the U. S. Securities and Exchange Commission, for which a definitive proxy statement was filed on April 8, 2024, related to a special meeting of shareholders to be held on May 7, 2024, for: 1) the approval for an amendment to our restated articles of incorporation to effect a reverse stock split of the issued shares of common stock at a ratio within a range from any whole number between one-for-ten to one-for-fifteen, as determined by the Board of Directors in its sole discretion (the “Reverse Stock Split Proposal”); and 2) to approve one or more adjournments of the special meeting to a later date or dates, if necessary, to permit further solicitation of proxies in the event there are not sufficient votes in favor of the Reverse Stock Split Proposal or to constitute a quorum.

The Reverse Stock Split Proposal, if approved by the shareholders, will reduce the number of our shares of common stock outstanding in the condensed consolidated financial statements for the three and twelve-months ending June 30, 2024, which reduction would increase our stock price. We expect that an increase in our share price due to the Reverse Stock Split Proposal will enable us to regain compliance with the minimum bid price requirement and continue to trade on the Nasdaq Capital Market, though there can be no assurance that such action will achieve such result.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 – January 31, 2024	-	$-	-	$4,510,021
February 1, 2024 – February 29, 2024	-	$-	-	$4,510,021
March 1, 2024 – March 31, 2024	-	$-	-	$4,510,021
Total	-	$-	-	$4,510,021

(1)
On May 5, 2022, we announced that our Board of Directors had approved a share repurchase program to permit us to repurchase up to $5.00 million worth of our issued and outstanding common stock over the three year period ending April 29, 2025.

Item 5.	Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
May 6, 2024		Don O’Connell
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
May 6, 2024		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)