Form 10-K
period 2024-06-30
CHARLES & COLVARD LTD
filed 2025-04-03
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐        No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ☐        No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price of such stock as reported on The Nasdaq Capital Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, which was December 31, 2023, was $12,441,431.

There were 3,118,273 shares of our common stock, no par value per share, outstanding as of  March 25, 2025.

DOCUMENT INCORPORATED BY REFERENCE

None.

CHARLES & COLVARD, LTD.

FORM 10-K
For the Fiscal Year Ended June 30, 2024

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, (1) the execution of our business plans could significantly impact our liquidity and there is substantial doubt about our ability to continue as a going concern; (2) our business and our results of operations could be materially adversely affected as a result of general economic and market conditions; (3) our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives; (4) we face intense competition in the worldwide gemstone and jewelry industry; (5) we have historically been dependent on a single supplier for substantially all of our silicon carbide, or SiC, crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed; (6) constantly evolving privacy regulatory regimes are creating new legal compliance challenges; (7) our information technology, or IT, infrastructure, and our network has been and may be impacted by a cyber-attack or other security incident as a result of the rise of cybersecurity events; (8) we are subject to certain risks due to our international operations, distribution channels and vendors; (9) our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis; (10) we are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products; (11) we may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation; (12) seasonality of our business may adversely affect our net sales and operating income; (13) our operations could be disrupted by natural disasters; (14) sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control; (15) our current customers may potentially perceive us as a competitor in the finished jewelry business; (16) if the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected; (17) governmental regulation and oversight might adversely impact our operations; (18) the effects of potential future public health crises, epidemics, pandemics or similar events on our business, operating results, and cash flows are uncertain; (19) we are subject to arbitration, litigation and demands, which could result in significant liability and costs, and impact our resources and reputation; (20) the financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results; (21) negative or inaccurate information on social media could adversely impact our brand and reputation; (22) we rely on assumptions, estimates, and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business; (23) we may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business; (24) environmental, social, and governance matters may impact our business, reputation, financial condition, and results of operations; (25) if we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer; (26) as a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner; (27) our failure to maintain compliance with The Nasdaq Stock Market’s continued listing requirements could result in the delisting of our common stock; (28) we could be negatively affected as a result of a proxy contest and the actions of activist shareholders; (29) some anti-takeover provisions of our charter documents may delay or prevent a takeover of our Company; and (30) we cannot guarantee that our share repurchase program will be utilized to the full value approved, or that it will enhance long-term shareholder value and repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K. Forward-looking statements speak only as of the date they are made. We undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur except as required by the federal securities laws, and you are urged to review and consider disclosures that we make in the reports that we file with the Securities and Exchange Commission (“SEC”) that discuss other factors relevant to our business.

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

We offer gemstones and finished jewelry featuring our proprietary moissanite jewels, premium lab grown diamonds, created color gemstones, and most recently, lab grown diamonds in color, for sale in the worldwide fine jewelry market through two operating segments: our Online Channels segment, which encompasses our digital properties components, comprised of our charlesandcolvard.com, moissaniteoutlet.com, charlesandcolvarddirect.com, and madenetwork.com websites, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers, including end-consumers through our first Charles & Colvard Signature Showroom, which opened in October 2022. We report segment information based on the “management” approach. This segment reporting approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of our operating and reportable segments. We operate in an e-commerce environment characterized by both complexity in global markets and ongoing economic uncertainties in the U.S. and internationally. Our strategy is to build a globally revered and accessible brand of gemstones and finished fine jewelry products set with moissanite and lab grown diamonds. We believe our goods appeal to a broad consumer audience and leverage our advantage of being the original and leading worldwide source of moissanite and purveyor of premium lab grown diamonds. We believe a direct relationship with consumers is an essential component of this strategy, which entails delivering tailored educational content, engaging in an interactive dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer. A significant component of our strategy in this environment is to focus on our core products, improving the quality and predictability of the delivery of our products and services and placing those products quickly into the hands of our U.S. and international customers at affordable prices.

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

We have incurred costs in the fiscal year ending June 30, 2024, or Fiscal 2024, of approximately $300,000 (of which $232,000 was paid directly by our insurance carrier). These costs have been primarily comprised of various third-party consulting services, including forensic experts, restoration experts, legal counsel, and other information technology professional expenses, enhancements to our cybersecurity measures, costs to restore our systems and access our data, and employee-related expenses, including with respect to increased overtime. We do not expect to incur these and other additional costs related to this incident in the future.

Additional information on the risks we face related to this event and other potential cybersecurity incidents is included in Part I, Item 1A., “Risk Factors.”, and Part I, Item 1C., “Cybersecurity”.

Reverse Stock Split

On May 14, 2024, the Company filed an Articles of Amendment to its Articles of Incorporation (the “Amendment”) with the North Carolina Secretary of State to effect the 1-for-10 reverse stock split of the Company’s shares of common stock (“Reverse Stock Split”). As a result of the Reverse Stock Split, every 10 shares of common stock issued and outstanding immediately prior to the effectiveness of the Reverse Stock Split were combined and converted into one share of common stock.  The Reverse Stock Split became effective May 17, 2024, and the common stock was quoted on the Nasdaq Stock Market (“Nasdaq”) on a post-split basis at the open of business on that same day.  No fractional shares were issued in connection with the Reverse Stock Split.  Shareholders who would have otherwise been entitled to a fraction of one share of common stock as a result of the Reverse Stock Split instead received one whole share of common stock.

All share amounts, per share data, share prices and conversion rates set forth herein have, where applicable, been adjusted retroactively to reflect this reverse stock split.

Our Market Opportunity

According to a July 2024 global U.S. retail e-commerce sales report from eMarketer, an independent worldwide source of digital marketing data, retail e-commerce sales are anticipated to grow approximately 8.5 to 9% per year through 2028. In this same report, eMarketer projected that U.S. retail e-commerce sales are on pace to hit $1.7 trillion by calendar year-end 2028.

By 2029, the “jewelry” segment of the accessories market is forecast to reach $446 billion U.S. dollars in revenue according to an October 2024 report from Statista, a global provider of retail market and consumer driven data. Although inflation, economic headwinds and an evolving competitive landscape have negatively impacted the jewelry and gemstone industry in recent years, we continue to believe that the convergence of the online jewelry consumer, coupled with the acceptance of lab-created gemstones continues to present what we believe is a compelling opportunity for the Charles & Colvard brand.

Our Strategic Outlook

In Fiscal 2024, due to inflationary concerns, continued economic headwinds and an evolving competitive landscape that continued to negatively impact the jewelry industry as a whole, we took steps to mitigate the effects on our business.  These strategic measures included a reduction in headcount, a review and renegotiation of vendor contracts, consolidation of our supply chain, and a shift to a more cost-effective freight partner.

As we look ahead to the fiscal year ending June 30, 2025, or Fiscal 2025, Charles & Colvard is positioned to navigate a jewelry market that continues to face economic headwinds, including inflationary pressures and rising commodity prices.  Additionally, the jewelry sector is undergoing a significant transformation with the growing acceptance of lab-grown diamonds and alternative gemstones, such as moissanite.  This strategic outlook aims to outline the Company’s response to these challenges and growth opportunities by focusing on understanding and appealing to the new consumer base.

Our key strategic goals for Fiscal 2025 are as follows:

Stabilize Operations

We plan to achieve financial stability by continued disciplined spending, improved cost management, and evaluation of strategic opportunities for the Company; this will require a multifaceted approach that addresses both the immediate operational challenges and the Company’s long-term financial health, with the aim of securing the Company’s immediate future while laying the groundwork for long-term success through strategic repositioning.

Enhance Operational Efficiency and Foster Agility

We will continue to evaluate opportunities to streamline processes in order to reduce spend and to increase adaptability to market changes.  Key initiatives include: process optimization, such as conducting a comprehensive audit of business processes in order to identify redundancies and inefficiencies, and evaluation of methodologies in order to streamline workflows and improve productivity; continued technology integration and evaluation, including automation of routine tasks, enhancement of data analytics capabilities with a keen eye on enabling quicker responses to customer needs and market shifts; and customer-centric innovation, underscoring the Company’s customer-first approach by using feedback and data analytics to drive product development and service offerings, to help ensure that the Company remains relevant and competitive while adapting to market trends and today’s customer needs.

Expand Product Differentiation and Innovation

The ongoing economic environment is likely to affect consumer spending on luxury items.  We anticipate that customers will remain price-sensitive, requiring us to adjust strategies to maintain competitiveness while ensuring value.  In addition, higher prices for precious metals used in fine jewelry production may lead consumers to seek more cost-effective yet valuable alternatives, such as moissanite, lab-grown diamonds and created color gemstones.  The increased acceptance of lab-grown gemstones is reshaping consumer preferences, especially among Millennials and Gen Z, who prioritize ethical and sustainable purchases, and we believe that this is where Charles & Colvard offers a unique value proposition.

Distributing to the Online Channels Segment

Driven by continuously updating our understanding of our audience, through e-commerce and online retail data analytics as well as research through social media and customer service channels, we proactively engage our consumers through a multi-channel digital marketing strategy, including live streaming marketing content from the broadcast studio in our corporate headquarters. We believe that this approach is an online extension of the sales team and a valuable tool that our marketing team utilizes for video content production, live-stream shopping, and fashion photography. Our goal is to continue growing our direct relationship and personal contact with the consumer which we believe will drive consumer interest across all of our direct-to-consumer selling channels. Due to cash preservation and cost-cutting measures, we streamlined our live streaming marketing operations.

Our approach for marketing directly to the consumer in our Online Channels segment includes the following types of communication channels: (i) organic social media; (ii) paid advertising (including, but not limited to, search engine marketing, display ads, video ads, and social media advertising); (iii) live-streaming marketing content; (iv) email; (v) public relations; (vi) product and style influencers; (vii) digital content creators; and (viii) our own websites. In addition, our marketing approach comprises the following content types: (i) photography; (ii) videos; (iii) interactive immersive experiences (including but not limited to, online personal concierge shopping assistance); and (iv) user-generated content.

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

The following are our principal online transactional channels:

charlesandcolvard.com. We believe that we will continue to enhance our primary transactional website to optimize the platform for the online mobile consumer – whether shopping on a computer at home or on a mobile device anywhere – and to improve our customers’ experiences. Programs such as free shipping, a 30-day returns policy, and an enhanced and personalized shopping experience have been and will continue to be improved and rolled out over time. With data collected through web analytics that reveal how consumers use the site, we are in a continual state of optimizing the buying experience, thereby making it easier for shoppers to browse, sort, and compare. Where possible, we utilize these data to inform the selection of new, innovative technologies to further enhance our users’ experience, including technologies provided by such partners as Amazon Pay, Affirm, Inc., and PayPal Holdings, Inc., or PayPal, for financing purchases, and Braintree, a service of PayPal, for ease of transfer. Our goal is to remain continually focused on improving our customers’ experience. We believe that consumers are responding positively to our patented Signature Collection designs as well as a wide assortment of Forever One™ moissanite and Caydia® lab grown diamond fine jewelry.

moissaniteoutlet.com. In 2021, we launched a second direct-to-consumer website, moissaniteoutlet.com, which is a product disposition channel that we believe complements our global positioning and what we believe is critical in remaining relevant and competitive in the moissanite gemstone market, given the growing acceptance of lab-grown diamonds and downward pressure on moissanite pricing. With this launch, we introduced our moissaniteoutlet.com product assortments to end-consumers, drop-ship retail partners, and the third-party marketplace, Amazon.com. Our website, moissaniteoutlet.com, is an e-commerce shopping destination that caters to the opportunistic and bargain-seeking consumer base for our moissanite products. We believe this new online property allows us to monetize our raw material and finished goods inventory, thus minimizing product shrinkage and waste. As a unique online shopping destination with a very different product offering strategy, we believe moissaniteoutlet.com rounds out our product offerings with quality discounted jewelry products allowing us to serve a broader range of demographics and consumers. Our product assortment on moissaniteoutlet.com includes moissanite rings, earrings, pendants, and bracelets, as well as jewelry set with colored moissanite, and other lab created colored gemstones. From time to time, we plan to continue featuring daily pricing deals and flash product sales on moissaniteoutlet.com to encourage consumers to take advantage of favorable pricing opportunities.

Charles & Colvard Direct. In May 2023, we launched charlesandcolvarddirect.com, a direct-to-wholesaler online sales portal, which is currently our wholesale outlet for our loose Forever BrightTM and Forever OneTM moissanite gemstones. With this launch, we introduced access to our gemstone product brands to a broader group of domestic and international gemstone retailers and distributors. We believe this presents a growth opportunity to expand our wholesale customer base and enhance our global brand presence.

Marketplaces. We continue to see a large majority of buyers start their online shopping experience utilizing a worldwide web search. We have made a point to maintain a prominent presence on Amazon, achieving Seller-Fulfilled Prime status, which means we have the option of fulfilling orders with the same benefits of Amazon Prime. This continues to enable us to be positioned more prominently in Amazon’s search platform and to take advantage of their negotiated shipping rates and service levels that, in turn, lowers our overall shipping costs. This status is available through Amazon to only those sellers who have a history of fulfilling orders quickly and maintaining appropriate levels of stock. Our marketplace relationship with Amazon includes, in addition to domestic websites, international locations, including websites in the United Kingdom, or U.K., and Western Europe. We also continue to have a market presence on eBay, Walmart, and a multitude of other specialty marketplaces, allowing us to meet our customers when and where they want to buy. Our goal remains to continue optimizing our presence on these marketplaces and to continue expanding into new untapped regions and platforms where we have identified cost-effective opportunities.

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

Drop Ship Retail. In an effort to expand their product offerings and assortments, many retailers utilize direct fulfillment from their vendors to their consumers, or drop-ship, as it enables them to offer a more robust assortment online without having to physically take ownership of the goods in their warehouse. These retailers often seek socially and environmentally responsible brands to serve the demand for conscientious product selection from their audiences. Since we began direct-to-consumer drop-shipping products in 2013, we have refined our digital information technology and operations capabilities to support these partnering arrangements in multiple ways, including fully integrated electronic data interchange, or EDI, solutions for inventory management, order processing, and invoicing. Operationally, we continue maintaining in-stock rates and leveraging our centralized distribution and fulfillment facility to meet partner service-level agreements, or SLAs, for shipments and returns. We plan to continue seeking new and strategic alliance relationships as well as optimizing existing arrangements throughout Fiscal 2025 and beyond.

Our internet websites listed above and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Charles & Colvard Signature Showroom. In October 2022, we opened our Charles & Colvard Signature Showroom, which we believe complements and expands our omnichannel brand strategy in the fine jewelry space. This showroom is located in our corporate headquarters in North Carolina’s Research Triangle Park. We believe that consumers are responding positively to our patented Signature Collection designs as well as a wide assortment of Forever One™ moissanite and Caydia® lab grown diamond fine jewelry.

Retail. In order to create awareness and exposure for our gemstones, jewelry, and brands, we sell loose moissanite jewels and finished jewelry featuring moissanite at wholesale prices to nationally recognized and emerging retail customers through a broad range of channels including jewelry chains and department stores. Wholesale orders are received by way of purchase orders and fulfilled from our centralized fulfillment center. In many cases, we have placed loose moissanite jewels and finished jewelry inventory in stores on a consignment basis. Under this consignment model, in accordance with our revenue recognition accounting policy, we recognize the revenue for these transactions after the retail partner has sold an item to a consumer or other contractual conditions are met. In other cases, a retailer purchases the goods, or a portion of the goods, under what we call an asset purchase model. Under our asset model, we recognize the sale and related revenue upon transfer of the goods to the retailer. Due to the maturity of certain retail relationships, we have migrated select brick-and-mortar partners to a blended asset and consignment model account structure, which affords us more favorable customer payment terms that result in more favorable cash flow. We will continue to evolve our retail channel strategy as we optimize our methods and partnering arrangements.

Domestic Manufacturers and Distributors. In order to service the vast number of independent jewelers, jewelry stores, and smaller jewelry chains, we have historically sold our loose moissanite jewels to domestic wholesale distributors that in turn resell the loose jewels at a markup to independent jewelers and jewelry stores whether brick-and-mortar, online, or both. We have evaluated our channel strategy for domestic distributors as we expand charlesandcolvarddirect.com, which has resulted in changes to our historical domestic distributor methods and business partners.

International Manufacturers and Distributors. In order to create global awareness and exposure for our lab-created gemstones, jewelry, and brands, we sell loose moissanite and lab-created diamond gems to international wholesale distributors at wholesale distributor prices, that in turn sell the actual loose jewels or set the loose jewels in mountings and sell the finished jewelry to brick-and-mortar and online retailers. We currently have numerous international wholesale distributors based in the U.K., Western Europe, Australia, Canada, Hong Kong, India, Japan, China, the Netherlands, Singapore, and South Africa. Some of these distributors typically sell into neighboring countries and the extended geographic regions where they may be located. Additionally, from time to time, we have placed loose moissanite jewels and finished jewelry inventory with select international distributors on a consignment basis. We continue to evaluate our channel strategy for international distributors, which may result in a change to our historical international distributor methods and strategic partners. A portion of our international sales consists of finished jewels sold internationally that may be re-imported to U.S. retailers.

For a discussion of our largest customers for the fiscal years ended June 30, 2024 and 2023, see Note 14 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

We evaluate the finished gems to exacting standards with automated video-imaging equipment using internal and independent third-party certified International Gemological Institute (IGI) gemologists. Due to the rare natural occurrence of moissanite and both the proprietary and technical limitations in producing mass quantities of gem-grade moissanite, we believe that moissanite is among the rarest of jewels.

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

Lab Grown Diamond

Lab grown diamond materials have been synthesized since the early 1940s and eventually made their way into industrial applications during the next decade. Originally, this process was used mainly for producing diamond products used in industrial applications such as diamond-tipped drill bits and commercial-grade abrasives as well as products used for unique specialized surgical equipment within the medical field. In 1955, scientists discovered a way to duplicate the conditions in a laboratory setting under which diamonds may be naturally developed. Inside a high-pressure cell, carbon atoms are subjected to intense levels of heat and pressure, until the atoms grow and crystalize on seed crystals as a man-made diamond. More recently, an advanced technological method for creating diamonds, known as chemical vapor deposition, or CVD, mimics the method of natural diamond formations. CVD uses extreme pressure and a heated mixture of methane and hydrogen gases to produce gem-quality lab grown diamonds that are used in the fine jewelry industry. Lab grown diamonds may be cut and polished in the same manner as natural diamonds, producing identical optical, physical, and chemical properties as their mined diamond counterpart. The gemstone physical properties table set forth above denotes the range of physical attributes that are consistent for both mined and lab grown diamonds.

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

In 2018, we announced the availability of a new grade of gemstone, Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™. We believe that, with the exception of our own colorless moissanite jewel, Forever One™ our latest gemstone, is a cut above other moissanite on the market. The distinction between Forever One™ and Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, is made through our applied expertise throughout the design and manufacturing process summarized below and described in more detail in “Manufacturing and Quality Assurance”. We believe that due to the discerning approach we take to ensure the quality of Forever One™, it remains far above any other comparable gemstone offering available today. By closely evaluating clarity, color, and cut, we are able to determine which gemstones meet our quality standards for Forever One™, and those that fit within one of the classifications for our multiple grade Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, gemstones.

Our manufacturing process starts with SiC material primarily manufactured by Wolfspeed through its patented process. This proprietary growing process creates a SiC material that is nearly free of micropipes – a type of inclusion sometimes found in lab-grown SiC material. However, based on the terms of the amended Supply Agreement with our strategic partner, we are permitted to purchase certain amounts of SiC materials from third parties under limited conditions. Either way, the SiC material comes to us as a boule, or a formed mass, that has the atomic structure of a single crystal. After beginning our manufacturing process, each boule is carefully inspected by our certified gemologists to ensure it meets our minimum standards for Charles & Colvard Created Moissanite® gemstones, including those for clarity and color grades. The products that meet appropriate minimum quality standards move forward on the journey to become our Charles & Colvard Created Moissanite® gemstones. From this point, as the product continues to move through our manufacturing process, it is subjected to further processing steps, such as cutting, faceting, and finishing. At the end of our manufacturing process, it’s the clarity and color designation, coupled with further inspection by our certified gemologists and in partnership with International Gemological Institute (IGI) regarding the quality levels of the cutting, faceting, and finishing processes, that will ultimately determine if the product becomes one of our premier Forever One™ gemstones or one of our multiple grade Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, gemstones.

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

Source of Moissanite Raw Material

Our moissanite jewels are made from gem-grade SiC crystals. Our primary supplier of SiC crystals was previously Wolfspeed with which we had certain exclusive supply rights for SiC crystals to be used for gemstone applications. In addition, based on the terms of the Supply Agreement with Wolfspeed, as amended, described below, we were permitted to purchase certain amounts of SiC materials from third parties under limited conditions. We source the metals used for our finished jewelry, including white, yellow, and rose gold, platinum, tantalum, titanium, and sterling silver, from a number of domestic and international manufacturers located in the U.S., China, India, Mexico, Costa Rica, Hong Kong, Vietnam, or Portugal. In line with our goal of providing socially and ethically sourced products, we require suppliers to adhere to our stringent supplier guidelines, as well as to certify that their gold and tantalum are coming from conflict-free sources and that all precious metals supplied to us are responsibly sourced.

Exclusive Supply Agreement with Wolfspeed

On December 12, 2014, the Company entered into an exclusive supply agreement (the “Supply Agreement”) with Wolfspeed, Inc., formerly known as Cree, Inc. (“Wolfspeed”).  Under the Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that were required to equal or exceed a set minimum order quantity, contingent on the Company submitting purchase orders. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018.

Effective June 22, 2018, the Company and Wolfspeed amended the Supply Agreement to extend the expiration date to June 25, 2023. This amendment also (i) provided the Company with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following expiration of the initial term; (ii) established a process by which Wolfspeed may begin producing alternate SiC material based on the Company’s specifications that will give the Company the flexibility to use the materials in a broader variety of its products; and (iii) permitted the Company to purchase certain amounts of SiC materials from third parties under limited conditions.

Effective June 30, 2020, the Company and Wolfspeed further amended the Supply Agreement to extend the expiration date to June 29, 2025. This amendment also, among other things, (i) spread the Company’s total purchase commitment, contingent on the Company submitting a purchase order, under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) established a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permitted the Company to purchase revised amounts of SiC materials from third parties under limited conditions.

Approximately $24.75 million of the Company’s commitment under the Supply Agreement was available to be purchased as of June 30, 2024. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals ranged from approximately $4.00 million to $10.00 million each year.

During the fiscal years ended June 30, 2024 and 2023, the Company purchased approximately $2.00 and $1.80 million, respectively, of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

On July 28, 2023, Wolfspeed initiated a confidential arbitration against the Company for breach of contract claiming damages, plus interest, costs, and attorneys’ fees.  On February 10, 2025, the Company and Wolfspeed entered into a settlement agreement related to the Wolfspeed arbitration. Under the settlement agreement the Company terminated the exclusive supply agreement and agreed to pay Wolfspeed a total of  $4.77 million, which includes the purchased and consigned inventory, Wolfspeed’s attorneys’ fees in connection with the arbitration, and interest. The final settlement amount is to be paid $500,000 on February 11, 2025, $1.83 million on or before February 28, 2025, and $2.44 million on or before December 31, 2025.  As of June 30, 2024, the Company accrued $4.77 million related to the final settlement and expected payments, of which $2.33 million was paid as of February 28, 2025.

For more information regarding the second amendment to our Supply Agreement, executed on August 26, 2020, and the Wolfspeed arbitration see Item 3, “Legal Proceedings”, Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 10 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

Lab Grown Diamond and Lab Grown Diamond in Color Finished Jewelry

We began offering finished jewelry featuring our Caydia® premium lab grown diamonds in September 2020. In addition to our core designs that include stud earrings, solitaire and multiple-gemstone rings, pendants, and bracelets, we are also selling a curated assortment of designer inspired luxury fashion finished jewelry featuring our Caydia® premium lab grown diamonds. We began offering finished jewelry featuring our Caydia® premium lab grown diamonds in color in August 2024. The primary components of our Caydia® lab grown diamond finished jewelry are loose lab grown diamonds set with responsibly sourced precious metals. We source the metals used for finished jewelry set with our Caydia® lab grown diamonds, including white, yellow, and rose gold, platinum, tantalum, titanium, and sterling silver, from a number of domestic and international manufacturers located in the U.S., China, India, Mexico, Costa Rica, Hong Kong, or Thailand. In line with our goal of providing socially and ethically sourced products, we require suppliers to adhere to our stringent supplier guidelines, as well as to certify that their gold and tantalum are coming from conflict-free sources and that all precious metals supplied to us are responsibly sourced.

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

Intellectual Property

We have certain trademarks and pending trademark applications that support our moissanite and lab grown diamond branding strategy. In addition, we have certain issued design patents that we believe will differentiate our products in the jewelry industry. Previously, we held several U.S. product and production process patents for moissanite jewels that expired in 2015. We also held these same patents in 25 foreign jurisdictions, primarily across Asia and Europe, that expired in 2016, with one in Mexico that expired in the fiscal year ending June 30, 2021. Since the expiration of our patents, we have noted new providers of moissanite entering the market. We know how challenging it is to create high-quality moissanite and achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain.

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

Engraving. For moissanite gemstones that are four millimeters and larger in size, with certain exceptions Charles & Colvard laser inscribes an identifying code on the girdle of each Forever One™ and Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, gemstone that includes the Charles & Colvard Floret logo. This identifier matches a grading standard and is an important element in protecting the integrity of Charles & Colvard Created Moissanite®, recently rebranded as Forever Bright™, and ensuring the customer an authentic Charles & Colvard gemstone.

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

All procured finished jewelry components are sourced from our approved suppliers, and each finished jewelry item is jobbed and/or tracked by stock keeping unit, or SKU, utilizing our enterprise resource planning system. The components of moissanite finished jewelry comprised in each job are then manufactured into finished jewelry by assemblers either in the U.S. or internationally in China, India, Mexico, Costa Rica, or Hong Kong. We are continuously working with our existing manufacturing partners, as well as identifying new manufacturing partners, to expand our assortments and efficiencies.

All finished jewelry produced by Charles & Colvard undergoes a multi-point inspection process. A representative sampling of manufactured finished jewelry items undergoes stone and metals testing to ensure that the items for sale are of the quality that we strive to maintain. Also, in line with our goal of providing socially and ethically sourced products, we require suppliers of our gold and tantalum to certify that the gold and tantalum is coming from conflict free sources and that all precious metals supplied to us are responsibly sourced. If required by government ordinance or requested by a customer, we facilitate the inspection of our finished jewelry by internationally recognized testing facilities to comply with legal requirements and to ensure consumer confidence. All of our Forever One™ moissanite gemstones are set with responsibly-sourced, mostly recycled precious metals.

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

Lab Grown Diamond Finished Jewelry

Our line of finished jewelry featuring our Caydia® lab grown diamonds is developed by a team of industry experts integrating our premium lab grown diamonds into many forms of jewelry, made of responsibly sourced, mostly recycled precious metals, either designed or purchased by us utilizing a core group of suppliers, manufacturers, and finishers. We provide a twelve-month Limited Warranty on all finished jewelry featuring our Caydia® lab grown diamonds.

All procured finished jewelry components featuring our Caydia® lab grown diamonds are sourced from our approved suppliers, and each finished jewelry item is jobbed and/or tracked by SKU utilizing our enterprise resource planning system. The components of our Caydia® lab grown diamonds finished jewelry comprised in each job are then manufactured into finished jewelry by assemblers either in the U.S. or internationally in China, India, Mexico, Costa Rica, Hong Kong, or Thailand. We are continuously working with our existing manufacturing partners, as well as identifying new manufacturing partners, to expand our assortments and efficiencies.

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

Each finished jewelry item we sell, set with our Caydia® gems, is inspected by our in-house diamond graders and quality assurance specialists prior to shipment to the end-consumer from our fulfillment center in Research Triangle Park, North Carolina. Each finished jewelry item we sell, set with our Caydia® gems 0.50 carats or larger is accompanied by a certification of authenticity when shipped to the end consumer. All of our Caydia® lab grown diamonds are set with responsibly-sourced, mostly recycled precious metals.

Competition

As competitive moissanite and lab grown diamonds expand and grow their global market presence, we believe that it is important to affirm Charles & Colvard’s leadership position as a provider of what we consider to be the premier worldwide moissanite gemstone as well as an exclusive brand of premium lab grown diamonds. Moving forward, we also believe that we are well positioned to further establish our presence for both of our product lines in the worldwide emerging markets. We believe our leadership position in these global markets is a product of nearly three decades of moissanite innovation, and as a purveyor of fine jewelry.

Accordingly, we believe our competitive advantage is bolstered by the following strengths:

•
With our Forever One™ gemstones, we believe that we have achieved a level of perfection that is rarely seen in any gemstone – featuring colorless grades with an innovative cut that we believe reveals optical properties unrivaled by any other jewel. This pinnacle of our legacy production process is the result of continual improvement and a demonstration of our artisan craftsmanship. Additionally, with our Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, gemstones we have brought forward what we believe to be a price-conscious alternative to competitive moissanite that we also believe exceeds the quality of competitive moissanite, specifically in terms of clarity, as well as in cut and polish. The distinction between Forever One™ and Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, is made through our applied expertise throughout the design and manufacturing processes and the discerning approach we believe we take to ensure the quality of Forever One™ remains above any other offering available today. By closely evaluating clarity, color, and cut, we are able to determine which gemstones meet our exemplary standards for Forever One™ and those that should bear the Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, name.

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

•
With an established direct-to-consumer e-commerce presence on our transactional website, charlesandcolvard.com, coupled with the roll-out in 2021 of our secondary transactional website, moissaniteoutlet.com, and most recently in 2023, our madenetwork.com website, we believe we are able to leverage established consumer-driven online communication channels directly with our target audiences. We also believe that we have developed an innovative in-house digital marketing capacity to support all of our online digital marketing properties.

•
With an established global distribution network encompassing our own ability and that of our retail business partners, we continue to believe that we have optimized this network for timely delivery of our products from unique consumer orders to bulk distribution orders.

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

With our above strengths outlined, it is also important to note that our future competitive success is reliant, in part, on the following:

•
Our continued success in developing and promoting the Charles & Colvard brands, such as Forever One™, Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, and Caydia®, all of which are used in finished fine jewelry featuring moissanite and lab grown diamonds, resulting in increased interest in and demand for moissanite and lab grown diamond jewelry at the consumer level;

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

Competing with Other Moissanite Producers

Although we believe that our moissanite jewels have a leadership market position, we face competition from other companies that develop competing SiC material. These products have emerged primarily from eastern Asian countries and are making their way into the U.S. market. Our ongoing research of the competitive landscape has identified competing moissanite, primarily in the “E-F” and below color range, according to the GIA’s grading scale. However, we have not yet identified competing moissanite that exhibits a consistent level of color, cut, clarity and polish that is competitive with the quality of our Forever One™ gemstone.

Achieving the capacity to consistently produce a high-quality moissanite product at mass scale requires a careful balance of SiC-specific faceting skills and a well-tuned global supply chain.

However, we are seeing a grade of moissanite material reaching the market that in most cases exhibits a lower color grade and a lesser cut, clarity and polish standard compared to our Forever One™ gemstone. This inferior product is coming to market at competitive price points, and we have subsequently been experiencing downward pricing pressures. In 2018, we entered this market with a value line of moissanite to compete directly with these lower grade moissanite products. Our product line, known as Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, is a competitively priced line of gemstones that is fashioned from the same core material as our other created moissanite products. Finished gemstones that do not meet our grading standards for Forever One™ – but do meet our specifications for gemstones worthy of carrying the Charles & Colvard name – are offered to the market at a value priced option. For the fiscal year ended June 30, 2024, approximately 15% of our revenue was generated from Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, gemstones and finished jewelry.

Competing with Lab Grown Diamonds

Lab-created diamond material has been synthesized since the early 1940s and made its way into industrial processes by the 1950s. Common applications such as diamond-tipped drill bits and abrasive processes led the way, followed by uses in solid-state electronics. In more recent years, lab grown diamonds have become accepted as a form of gemstone with companies such as Signet Group, Brilliant Earth, Grown Brilliance, and VRAI by Diamond Foundry, gaining notoriety in the market.

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

Since our entry into the lab grown diamond space, we have experienced growing traffic and interest in charlesandcolvard.com from the ongoing attention around lab grown gems. We have faced and may continue to face future price point and consumer related demand pressures from the lab grown diamond industry. However, we believe that for the foreseeable future we will be able to serve and thrive in this segment of the market.

Competing with Mined Diamonds

The worldwide market for large, uncut, high-quality mined diamonds is significantly consolidated and controlled by the De Beers Group of Companies, or De Beers (headquartered in South Africa), Alrosa Group (Russia), Rio Tinto Limited (Australia), and BHP Group Limited (Australia). These companies have a major impact on the worldwide supply and pricing of mined diamonds at both the wholesale and retail levels. While moissanite and lab grown diamond trade at a fraction of the cost of mined diamonds, diamond producers may undertake additional marketing or other activities designed to protect the mined diamond jewelry market against sales erosion from consumer acceptance of competing goods such as moissanite jewels and lab grown diamond gemstones.

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

Competing in the Finished Jewelry Space

The global fine jewelry market competition is fierce. Such well-known jewelry designers and manufacturers as Brilliant Earth Group, Inc., Signet Group,  and VRAI by Diamond Foundry, among others, have a variety of jewelry collections featuring diamond and other precious and semi-precious gemstones, and enjoy strong brand recognition and a loyal consumer following. It is notable that Blue Nile Inc. was acquired by Signet Jewelers Limited, or Signet, one of the world’s largest fine jewelry retailers, in a transaction that closed in October 2022. All of these companies with whom we compete have greater financial resources than we do to develop and market their products.

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

In addition, we believe that the Charles & Colvard Created Moissanite® suite, including moissanite jewels such as Forever One™ and Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, along with moissanite finished jewelry that we are developing pursuant to our marketing programs, as well as the line of finished jewelry featuring our Caydia® lab grown diamonds and, most recently, our Caydia® lab grown diamonds in color, all combine to create what we believe is a long-term competitive advantage for our products as we continue building brand recognition. We endeavor to partner with recognized designers and jewelry companies, in addition to developing our own proprietary brands of finished jewelry. While our finished jewelry business is still developing, our goal is to build multiple strong brands sought after by the end consumer. We propose to focus our marketing efforts on emphasizing our attractive designs, coupled with moissanite’s exceptional brilliance, fire, durability, and rarity, to establish moissanite as a primary consumer choice in fine jewelry.

Our design, manufacture and marketing of finished jewelry featuring moissanite for sale at wholesale pricing to distributors and retailers and at retail to end consumers through our charlesandcolvard.com, moissaniteoutlet.com, charlesandcolvarddirect.com, madenetwork.com and other Online Channels outlets may result in some of our current wholesale customers perceiving us as a competitor, despite our efforts to use primarily non-conflicting sales channels. As we continue to develop our finished jewelry business, we intend to increase distribution through new and existing channels similarly to how many other companies have executed cross-channel marketing and distribution strategies. Due to the size of the finished jewelry market, we believe that such sales channels can co-exist, with the overall end result being increased consumer and brand awareness of moissanite products and a corresponding increased demand for not only our products, but those of our distributor and manufacturer customers as well.

Competing with Lab Grown Diamond Retailers

Our primary competitors in the lab grown diamond retail market are Brilliant Earth Group, Inc., Signet Group, VRAI by Diamond Foundry, and Grown Brilliance. Our offerings are curated to remove the complexity from the diamond buying process by selling only what we believe to be higher quality lab grown diamonds set in our finished jewelry products. Many of these competitors offer a wider quality grade range of lab grown diamonds which are sold separately from finished jewelry set with lab grown diamonds. We believe that our pricing strategy remains competitive based on the quality of the Caydia® lab grown diamonds that we offer and sell.

Working Capital Practices

Our primary source of working capital is cash on hand and cash generated by our operations when that occurs. As global and U.S. economic activity continues feeling the impact of inflation and fears of recession, the risk of constraints on our cash and working capital, including experiencing potential liquidity challenges, remains in the forefront of our working capital management practices. Despite our cost-saving efforts, many business and operating expenses, particularly those in connection with fuel and transportation costs and the resulting impact on our freight expenses, have continued to rise. Cash flow management will remain crucial for our business in the months ahead and we intend to monitor fluctuations in our revenues that could impact our ongoing cash flow from operations. We expect to remain proactive in managing our inventory levels given the uncertainty in the worldwide supply chain and the effects of increased inflation rates, which may also place further demands on our level of working capital.

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

Our returns policy for consumers on our charlesandcolvard.com, moissaniteoutlet.com, and madenetwork.com websites provides for the return of purchases for any reason generally within 30 days, respectively, of the shipment date. Our returns policy for all other customers allows for the return of moissanite jewels, lab grown diamonds, and finished jewelry for credit generally within 30 days of shipment if returned for a valid reason. We have established an allowance for returns based on our historical return rate, which considers any contractual return privileges granted to our customers. Periodically, we ship loose gemstones and finished jewelry goods inventory to Traditional segment customers on consignment terms. Under these terms, the customer assumes the risk of loss and has an absolute right of return for a specified period that typically ranges from six months to one year.

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

Human Resources Capital

As of March 26, 2025, we had a total of 25 employees, 24 of whom were full-time and one of whom was part-time. None of our employees are represented by a labor union and we believe that our employee relations are good.

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

Risks Related to our Operations

The execution of our business plans could significantly impact our liquidity and there is substantial doubt about our ability to continue as a going concern. The execution of our business plans to expand our Online Channels segment and global market opportunities, as well as to create required inventory of our Forever One™, Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, and Caydia® gemstones, requires significant investment of our resources, which may reduce our cash position. Should we fail to execute our business plans, we could see delays in the return of cash from our investments, resulting in a decrease in our liquidity. We currently have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. The shelf registration statement is currently not available to offer or sell shares of common stock due to the Company’s late periodic filings. Further, if we would be unable to access the capital markets or issue equity securities on terms that are acceptable to us or at all, our cash, cash equivalents, and restricted cash and other working capital may be insufficient to meet our working capital and capital expenditure needs.

On February 10, 2025, the Company and Wolfspeed entered into a settlement agreement related to the Wolfspeed arbitration. Under the settlement agreement the Company terminated the exclusive supply agreement and agreed to pay Wolfspeed a total of $4.77 million, which includes the purchased and consigned inventory, Wolfspeed’s attorney fees in connection with the arbitration, and interest. The final settlement amount is to be paid $500,000 on February 11, 2025, $1.83 million on or before February 28, 2025, and $2.44 million on or before December 31, 2025.  As of June 30, 2024, the Company accrued $4.77 million related to the final settlement and expected payments.

Further, our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of obligations in the normal course of business. However, for the twelve months ended June 30, 2024, we had losses of $14.4 million and cash flow used in operations of $7.4 million and these factors and the recent Wolfspeed arbitration award and related settlement agreement of $4.8 million raise substantial doubt about our ability to continue as a going concern for one year from the date the financial statements are issued.

We are continuing to work on plans to fund operations and address the recent Wolfspeed arbitration settlement to alleviate the conditions that raise substantial doubt by evaluating our financing arrangements, implementing cost savings actions to reduce cash outflow, and evaluating the liquidation of certain inventories, if needed. If we are unable to successfully implement these plans, it would have a material adverse effect on our business, results of operations, and financial condition.

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

Thus, our future financial performance may be affected by:

•
Our ability to develop and promote the Charles & Colvard brands, such as Forever One™, Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, and Caydia®, all of which are used in finished jewelry featuring moissanite and lab grown diamonds, which may in part drive interest in and demand for moissanite and lab grown diamond jewelry at the consumer level;

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

•	Our ability to understand our consumer market segment and effectively market to them a compelling value proposition that leads to converted customers;

•	Our ability to find alternative suppliers of SiC crystals after the termination of our exclusive supply agreement with Wolfspeed;

•
The continued willingness and ability of our jewelry distributors and other jewelry suppliers, manufacturers, and designers to market and promote Charles & Colvard Created Moissanite® and Caydia® to the retail jewelry trade;

•
The continued willingness of distributors, retailers, and others in our distribution channels to purchase loose Forever One™, Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, and Caydia® gemstones as well as the continued willingness of manufacturers, designers, and retail jewelers to undertake setting of the loose jewels;

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

We have historically been dependent on a single supplier for substantially all of our silicon carbide, or SiC crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed. We have been a party to an exclusive supply agreement with Wolfspeed, which we have historically been dependent on for the provision of substantially all of the SiC material we use to produce moissanite jewels. Under the terms and conditions of the Supply Agreement, we agreed to purchase from Wolfspeed, and Wolfspeed agreed to supply, all of our required SiC material, subject to terms and conditions that allow us to purchase certain amounts of SiC materials from third parties under limited conditions. On February 10, 2025, we entered into a settlement agreement related to the Wolfspeed arbitration and terminated the exclusive supply agreement.  (see “We are subject to arbitration, litigation, and demands, which could result in significant liability and costs, and impact our resources and reputation.” and Item 3, “Legal Proceedings”). If our supply of high-quality SiC crystals is interrupted, then we may not be able to meet demand for moissanite jewels and our business may be materially and adversely affected. There is no guaranty that we would be able to obtain similar quality SiC crystals from another provider or at competitive prices that enable us to manage our inventories and raw material costs effectively.

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

We are subject to certain risks due to our international operations, distribution channels, and vendors. We have continued our direct international sales operations, with international net sales accounting for approximately 2% of total consolidated net sales during Fiscal 2024. We also currently have numerous international wholesale distributors and retail sales channels covering portions of Canada, the U.K., Western Europe, Australia and New Zealand, Southeast Asia, the Middle East, and China. In addition, we use certain companies based outside the U.S. to facet our moissanite jewels and to manufacture finished jewelry. Any international expansion plans we choose to undertake will increase the complexity of our business, require attention from management and other personnel and cause additional strain on our operations, financial resources and our internal financial control and reporting functions. Further, our expansion efforts may be unsuccessful as we have limited experience selling our products in certain international markets and in conforming to the local cultures, standards, or policies necessary to successfully compete in those markets. In addition, we may have to compete with retailers that have more experience with local markets. Our ability to expand and succeed internationally may also be limited by the demand for our products, the ability to successfully transact in foreign currencies, the ability of our brand to resonate with consumers globally and the adoption of online or Internet commerce in these markets. Different privacy, censorship and liability standards and regulations, and different intellectual property laws in foreign countries may also prohibit expansion into such markets or cause our business and results of operations to suffer. Through our planned international expansion and our continued reliance on development of foreign markets and use of foreign vendors, we are subject to the risks of conducting business outside of the U.S.

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

In particular, there is currently significant uncertainty about the future relationship between the U.S. and various other countries, with respect to trade policies, treaties, government regulations, and tariffs. For example, the recent imposition of tariffs and/or increase in tariffs on various products by the U.S. and other countries, including China and Canada and the recent U.S. election results, have introduced greater uncertainty with respect to trade policies and government regulations affecting trade between the U.S. and other countries, and new and/or increased tariffs have subjected, and may in the future subject, us to additional costs and expenditure of resources. Major developments in trade relations, including the imposition of new or increased tariffs by the U.S. and/or other countries, and any emerging nationalist trends in specific countries could alter the trade environment and consumer purchasing behavior which, in turn, could have a material effect on our financial condition and results of operations. The U.S. and China signed a contingent trade deal to reduce planned tariff increases. However, because of the current geopolitical unrest in eastern Europe and the apparent Chinese-Russian alliance, concerns over the stability of these bilateral trade relations continue to exist, and in some cases, have heightened in 2024.

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

Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis. The availability of certain shapes and sizes of our loose moissanite and lab grown diamond gems, including our Forever One™, Moissanite by Charles & Colvard®, recently rebranded as Forever Bright™, and Caydia® gems, may be at risk. In addition, finished jewelry has a large variety of styles of which we maintain on-hand stock for such core designs as stud earrings, solitaire and three-stone rings, pendants, and bracelets; and made-to-order under strict deadlines for certain wholesale and direct-to-consumer e-commerce outlets. We must adequately maintain relationships, forecast material and product demand, and operate within the lead times of third parties that facet jewels and manufacture finished jewelry settings to ensure adequate on-hand quantities and meet shipment requirements for customer orders in a timely manner. In addition, we are currently dependent upon certain vendors for most of the faceting of our loose gems. If any or all of these vendors were to cancel their arrangements with us, we could experience a disruption in our operations and incur additional costs to procure faceting services from a replacement vendor. The inability to fulfill orders on a timely basis and within promised customer deadlines could result in a cancellation of the orders and loss of customer goodwill that could materially and adversely affect our business, results of operations, and financial condition.

We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products. A significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell are distributed through a limited number of distributors and retail partners in our Traditional segment, and therefore, we are dependent upon these companies for distribution of our products. Our three largest customers collectively accounted for approximately 23% and 21% of our net sales during the fiscal years ended June 30, 2024 and 2023, respectively. As we continue to build our finished jewelry business, we anticipate in the near term that a significant portion of the moissanite jewels and finished jewelry featuring moissanite that we sell through our Traditional segment will continue to be to a limited number of distributors and retailers.

We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation.  Part of our strategy for success is to align Charles & Colvard with reputable, high-quality, and sophisticated strategic partners. The achievement of this goal depends in large part on our ability to provide customers with high-quality moissanite and lab grown diamonds and finished jewelry featuring moissanite and lab grown diamonds. Although we take measures to ensure that we sell only the best quality products, we may face quality control challenges, which could impact our competitive advantage. There can be no assurance we will be able to detect and resolve all quality control issues prior to shipment of products to our distributors, manufacturers, retailers, and end consumers. Failure to do so could result in lost revenue, lost customers, significant warranty and other expenses, and harm to our reputation.

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

We experience a higher degree of seasonality in the three months ending December 31, primarily as a result of the calendar year-end holiday season sales to end consumers through our Online Channels segment and to brick-and-mortar retailers within our Traditional segment. Our quarterly results of operations may continue to fluctuate as a result of a number of factors, including seasonal cycles, the timing of new product introductions, the timing of orders by our customers, and the mix of product sales demand, and these factors may significantly affect our results of operations in a given quarter.

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

Sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control. Any increases in the market price of precious metals (primarily gold) could affect the pricing and sales of jewelry incorporating moissanite jewels and lab grown diamonds. The majority of price increases in precious metals are passed on to the end consumer in the form of higher prices for finished jewelry. These higher prices could have a negative impact on the sell-through of moissanite and lab grown diamond jewelry at the retail level. From 2007 through 2024, the price of gold has fluctuated significantly, resulting in generally higher retail price points for gold jewelry. Accordingly, higher gold prices could have an adverse impact on both sales of moissanite and lab grown diamond finished jewelry and the jewelry industry as a whole.

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

The effects of potential future public health crises, epidemics, pandemics or similar events on our business, operating results, and cash flows are uncertain. We could be negatively impacted by the widespread outbreak of an illness or other communicable disease, or any other public health crisis, such as COVID-19, that results in economic and trade disruptions.

Risks Related to our Financial Position

We are subject to arbitration, litigation, and demands, which could result in significant liability and costs, and impact our resources and reputation. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. On July 28, 2023, Wolfspeed initiated a confidential arbitration against us for breach of contract claiming damages, plus interest, costs, and attorneys’ fees. On February 10, 2025, the Company and Wolfspeed entered into a settlement agreement related to the Wolfspeed arbitration. Under the settlement agreement the Company terminated the exclusive supply agreement and agreed to pay Wolfspeed a total of  $4.77 million, which includes the purchased and consigned inventory, Wolfspeed’s attorney fees in connection with the arbitration, and interest. The final settlement amount is to be paid $500,000 on February 11, 2025, $1.83 million on or before February 28, 2025, and $2.44 million on or before December 31, 2025.  As of June 30, 2024, the Company accrued $4.77 million related to the final settlement and expected payments.

Other such proceedings or claims could result in adverse judgments, settlements, fines, penalties, injunctions, or other relief and, regardless of outcome, can have an adverse impact on us for reasons including diverting management’s attention away from our business operations and incurring substantial costs and expenses relating directly to these actions. For more information on our pending legal proceedings, see “Part I, Item 3. Legal Proceedings”.  For more information about the risks related to our liquidity and ability to continue as a going concern, see “Risks Related to our Operations – The execution of our business plans could significantly impact our liquidity and there is substantial doubt about our ability to continue as a going concern.”

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

In addition, we have certain trademarks and pending trademark applications that support our moissanite and lab grown diamond branding strategy. The success of our growth strategy may depend on our continued ability to use our existing brand names in order to increase consumer awareness and further develop strong brands around our moissanite jewels and finished moissanite and lab grown diamond jewelry collections. We cannot assure that any future trademark or other registrations will be issued for pending or future applications or that we will be able to obtain licenses or other contractual rights to use brand names that may infringe the proprietary rights of third parties. We also cannot assure that any registered or unregistered trademarks or other intellectual property or contractual rights will be enforceable or provide adequate protection of our proprietary rights. Our inability to secure proprietary protection with respect to our brands could have a material adverse effect on our business, results of operations, and financial condition.

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

As a public reporting company, we are subject to rules and regulations established from time to time by the SEC and Nasdaq regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner.

We are subject to the rules and regulations established from time to time by the SEC and Nasdaq. These rules and regulations require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes and controls, as well as on our personnel.

We are required to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting pursuant to Section 404(a) of the Sarbanes-Oxley Act in our annual reports. This assessment must include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “Smaller Reporting Company,” as defined in Regulation S-K, and we become an accelerated or large accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.

As disclosed in Part II, Item 9A, “Controls and Procedures,” of this Annual Report on Form 10-K, our management identified material weaknesses in our internal control over financial reporting and we have concluded that our internal control over financial reporting was not effective as of June 30, 2024. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We are in the process of remediating the material weaknesses.

We can give no assurance that our efforts will remediate the material weaknesses in our internal control over financial reporting, or that additional material weaknesses will not be identified in the future. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting, which may necessitate additional implementation and evaluation time.

If we are unable to comply with the demands that are placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, there could be errors in our annual or interim consolidated financial statements that could result in a restatement of our financial statements, or we may be unable to report our financial results within the timeframes required by the SEC. Additionally, ineffective internal control over financial reporting could expose us to an increased risk of financial reporting fraud and the misappropriation of assets and subject us to potential delisting from Nasdaq or to other regulatory investigations and civil or criminal sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

Risks Related to Ownership of our Common Stock

Our failure to maintain compliance with Nasdaq’s continued listing requirements could result in the delisting of our common stock. Our common stock is currently listed on The Nasdaq Capital Market. In order to maintain this listing, we must satisfy minimum financial and other requirements. On June 12, 2023, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market had closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days, or until December 11, 2023, to regain compliance with the minimum bid price requirement. The Company received notice on December 12, 2023 from the Nasdaq’s Listing Qualifications Department which resulted in an additional 180-day period, or until June 10, 2024, within which to regain compliance with the minimum bid price requirement. As noted above, the Company completed the Reverse Stock Split effective May 17, 2024, and on June 3, 2024, the Company received a letter from the Nasdaq Listing Qualifications Department notifying the Company that the minimum bid price of its common stock was $1.00 per share or greater for at least the last 10 consecutive business days. Accordingly, the Company has regained compliance with the Nasdaq minimum bid price requirement and the matter is now closed.

On October 18, 2024, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic reports, as a result of not having timely filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “2024 Form 10-K”), with the Securities and Exchange Commission (the “SEC”). The 2024 Form 10-K was due on September 30, 2024. We filed a Notification of Late Filing on Form 12b-25 with the SEC on October 1, 2024.

On November 21, 2024, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic reports, as a result of not having timely filed its Annual Report on Form 10-Q for the fiscal period ended September 30, 2024 (the “September Form 10-Q”), with the SEC. The September Form 10-Q was due on November 14, 2024. We filed a Notification of Late Filing on Form 12b-25 with the SEC on November 15, 2024.

We had 60 calendar days, or until December 17, 2024, to regain compliance with the Listing Rule or to submit to Nasdaq a plan to regain compliance with the Listing Rule (the “Plan”). On December 17, 2024, the Company filed the Plan to regain compliance with Nasdaq.

On January 31, 2025, we received a letter from the Nasdaq Listing Qualifications Department indicating they have accepted the Company’s Plan to regain compliance. On February 25, 2025, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic reports, as a result of not having timely filed its Annual Report on Form 10-Q for the fiscal period ended December 31, 2024 (the “December Form 10-Q”), with the SEC. The December Form 10-Q was due on February 18, 2025. We filed a Notification of Late Filing on Form 12b-25 with the SEC on February 18, 2025. We had until March 12, 2025, to submit to Nasdaq a plan to regain compliance with the Listing Rule (the “Plan”). On March 12, 2025, the Company filed the Plan to regain compliance with Nasdaq.

The Company has until April 14, 2025 to file its Form 10-K for the year ended June 30, 2024 and Forms 10-Q for the periods ended September 30, 2024 and December 31, 2024. If we fail to file the Form 10-K for the year ended June 30, 2024 and Forms 10-Q for the period ended September 30, 2024 and December 31, 2024 by April 14, 2025, then the Company’s securities will be delisted from the Nasdaq Capital Market. However, we will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

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

We could be negatively affected as a result of a proxy contest and the actions of activist shareholders. While we value constructive feedback from our investors and engage in dialogue with them on various matters, we may nonetheless be subject to actions or proposals from activist shareholders that may not align with our business strategies or the interests of our other shareholders. On August 27, 2024, our board of directors received notice from a shareholder of the shareholder’s intention to nominate three candidates to stand for election to our board of directors at our next annual meeting of shareholders. A proxy contest with respect to election of our directors, or other activist shareholder activities, could adversely affect our business because: (1) responding to a proxy contest and other actions by activist shareholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees; (2) perceived uncertainties as to our future direction caused by activist activities may result in the loss of potential business opportunities, and may make it more difficult to attract and retain qualified personnel and business partners; and (3) if individuals are elected to our board of directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans. We cannot predict, and no guarantees can be given, as to the outcome or timing of any matters relating to the foregoing actions by activist shareholders and our responses thereto or the ultimate impact on our business, results of operations or financial condition.

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

We cannot guarantee that our share repurchase program will be utilized to the full value approved, or that it will enhance long-term shareholder value and repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance. Our Board authorized a share repurchase program pursuant to which we may repurchase up to $5.00 million of our common stock through April 29, 2025. The manner, timing and amount of any share repurchases may fluctuate and will be determined based on a variety of factors, including the market price of our common stock, our priorities for the use of cash to support our business operations and plans, general business and market conditions, tax laws, and alternative investment opportunities. The share repurchase program authorization does not obligate us to acquire any specific number or dollar value of shares. Further, our share repurchases could have an impact on our share trading prices, increase the volatility of the price of our common stock, or reduce our available cash balance such that we will be required to seek financing to support our operations. Our share repurchase program may be modified, suspended, or terminated at any time, which may result in a decrease in the trading prices of our common stock. Even if our share repurchase program is fully implemented, it may not enhance long-term shareholder value.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 1C.	Cybersecurity

Our business operations rely on the secure processing, storage, and transmission of certain confidential, sensitive, proprietary, and other information, as well as personal information about our customers and employees.

Risk Management and Strategy

We maintain a cybersecurity risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. This program is integrated with our overall risk assessment process and has been embedded in our operating procedures, internal controls and information systems.

The underlying controls of the cybersecurity risk management program are based on recognized best practices consistent with National Institute of Standards and Technology, or NIST and Cybersecurity Framework, or CSF. We have invested and continue to invest in risk management and information security and data privacy measures in order to protect our systems and data, including employee training, organizational investments, incident response plans, and technical defenses. The cost and operational consequences of implementing, maintaining, and enhancing data or system protection measures could increase significantly to overcome intense, complex, and sophisticated global cyber threats.

We constantly monitor our cybersecurity environment and coordinate with third-party consultants to provide regular cybersecurity training and promote cybersecurity awareness across the organization.

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

On or about June 28, 2023, we identified a cybersecurity incident that temporarily disrupted the Company’s IT network and resulted in some limited downtime for certain systems. Through investigation, we confirmed that  this event was related to an apparent ransomware attack involving the unauthorized encryption of some of our files and the deployment of malware. This incident required us to temporarily implement manual processes to conduct our operations with as little disruption to production as possible. There were no payments made in this cybersecurity incident and no material impact on the operations of our business operating segments.

We have not encountered any cybersecurity threats or incidents that have had a material impact on our business. We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. See “Risk Factors– Risks Related to our Operations - Our information technology, or IT, infrastructure, and our network has been and may be impacted by a cyber-attack or other security incident as a result of the rise of cybersecurity events.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function. The Board oversees management’s implementation of our cybersecurity risk management program.

The Board receives periodic reports on our cybersecurity risks and processes from management. In addition, management updates the Board, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.

The Board also receives briefings from management on our risk management program, which includes our cybersecurity risk management. Presentations on cybersecurity topics are made as appropriate by our Chief Executive Officer.

Our management team, including our Chief Executive Officer and Chief Financial Officer, whom are supported by our information technology consultant, are responsible for assessing and managing our material risks from cybersecurity threats. This team has primary responsibility for our overall cybersecurity risk management program and supervises our internal cybersecurity personnel. Our management team members have relevant experience in risk assessment and management, and our information technology consultant has over 25 years of IT and Cybersecurity experience.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from our third-party vendors; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

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

On July 28, 2023, Wolfspeed initiated a confidential arbitration against us for breach of contract claiming damages, plus interest, costs, and attorneys’ fees.  On February 10, 2025, the Company and Wolfspeed entered into a settlement agreement related to the Wolfspeed arbitration. Under the settlement agreement the Company terminated the exclusive supply agreement and agreed to pay Wolfspeed a total of  $4.77 million, which includes the purchased and consigned inventory, Wolfspeed’s attorney fees in connection with the arbitration, and interest. The final settlement amount is to be paid $500,000 on February 11, 2025, $1.83 million on or before February 28, 2025, and $2.44 million on or before December 31, 2025.  As of June 30, 2024, the Company accrued $4.77 million related to the final settlement and expected payments.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2024 – April 30, 2024	-	$-	-	$4,510,021
May 1, 2024 – May 31, 2024	-	$-	-	$4,510,021
June 1, 2024 – June 30, 2024	-	$-	-	$4,510,021
Total	-	$-	-	$4,510,021

(1)
On May 5, 2022, we announced that our Board of Directors had approved a share repurchase program to permit us to repurchase up to $5.00 million worth of our issued and outstanding common stock over the three-year period ending April 29, 2025.

Market for Registrant’s Common Equity

Our common stock is traded on the Nasdaq Capital Market under the symbol “CTHR.” As of March 5, 2025, there were 199 shareholders of record of our common stock.

We did not pay any dividends on our common stock during the fiscal years ended June 30, 2024 and 2023. We will regularly review and consider the best policies and practices for our company, including the dividend policy. The payment of future dividends will be dependent on the facts and circumstances at the time of that review.

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

About Charles & Colvard

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our) is a globally recognized fine jewelry company specializing in lab-created gemstones. We manufacture, market, and distribute Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) and in September 2020, we announced our expansion into the lab grown diamond market with the launch of Caydia®, an exclusive brand of premium lab grown diamonds. We offer gemstones and finished jewelry featuring our proprietary moissanite jewels and premium lab grown diamonds for sale in the worldwide fine jewelry market. Charles & Colvard is the original source of created moissanite, and in 2015, we debuted Forever One™, our premium moissanite gemstone brand. As an e-commerce and multi-channel destination for fine jewelry featuring lab grown gemstones, we believe that the addition of lab grown diamonds is a natural progression for the Charles & Colvard brand.

We sell loose moissanite jewels, lab grown diamonds, and finished jewelry set with these gems through two operating segments: our Online Channels segment, which encompasses our digital properties components, comprised of our charlesandcolvard.com, moissaniteoutlet.com, and madenetwork.com websites, charlesandcolvarddirect.com, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers, including end-consumers through our first Charles & Colvard Signature Showroom, which opened in October 2022. We report segment information based on the “management” approach. This segment reporting approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of our operating and reportable segments.

We operate in an e-commerce environment characterized by both complexity in global markets and ongoing economic uncertainties in the U.S. and internationally. Our strategy is to build a globally revered and accessible brand of gemstones and finished fine jewelry products set with moissanite and lab grown diamonds. We believe that our goods appeal to a wide consumer audience and leverage our advantage of being the original and leading worldwide source of moissanite and purveyor of premium lab grown diamonds. We believe a direct relationship with consumers is an important component to this strategy, which entails delivering tailored educational content, engaging in interactive dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer. A significant component of our strategy in this environment is to focus on our core products, improving the quality and predictability of the delivery of our products and services, and placing those products quickly into the hands of our U.S. and international customers at affordable prices. Moreover, recognizing today that our customers and vendors are resource constrained, we are endeavoring to develop and extend our portfolio of products in a disciplined manner with a focus on domestic markets close to our core capabilities, as well as growing our global marketplace sales. We continue to focus on affordability initiatives. We also expect to continue innovating and investing in lab-created gemstone technologies to fulfill evolving product requirements for our customers and investing in our people so that we have the technical and production skills necessary to succeed without limiting our ability to build sound financial returns to our investors.

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

We have incurred costs in Fiscal 2024 of approximately $300,000 (of which $232,000 was paid directly by our insurance carrier). These costs have been primarily comprised of various third-party consulting services, including forensic experts, restoration experts, legal counsel, and other information technology professional expenses, enhancements to our cybersecurity measures, costs to restore our systems and access our data, and employee-related expenses, including with respect to increased overtime. We do not expect to incur these and other additional costs related to this incident in the future.

Additional information on the risks we face related to this event and other potential cybersecurity incidents is included in Part I, Item 1A., “Risk Factors.”

Reverse Stock Split

On May 14, 2024, the Company filed an Articles of Amendment to its Articles of Incorporation (the “Amendment”) with the North Carolina Secretary of State to effect the 1-for-10 reverse stock split of the Company’s shares of common stock (“Reverse Stock Split”). As a result of the Reverse Stock Split, every 10 shares of common stock issued and outstanding immediately prior to the effectiveness of the Reverse Stock Split were combined and converted into one share of common stock.  The Reverse Stock Split became effective May 17, 2024, and the common stock was quoted on the Nasdaq Stock Market on a post-split basis at the open of business on that same day.  No fractional shares were issued in connection with the Reverse Stock Split.  Shareholders who would have otherwise been entitled to a fraction of one share of common stock as a result of the Reverse Stock Split instead received one whole share of common stock.

All share amounts, per share data, share prices and conversion rates set forth herein have, where applicable, been adjusted retroactively to reflect this reverse stock split.

Highlights of the Fiscal Year Ended June 30, 2024

During Fiscal 2024, we delivered on several key initiatives, which we believe will enable us to maintain our brand positioning as we navigate Fiscal 2025. These accomplishments in Fiscal 2024, include the following:

•
Global Brand Awareness.  In our quest to further brand awareness, the Company announced its new brand ambassador strategic partnership with American actress Skyler Samuels. We also partnered with Erin Lim Rhodes, host of E! The Rundown, to promote our Caydia® lab-grown diamond fine jewelry on her social platforms, including on the red carpet of the 2024 People’s Choice Awards in February. Our Forever One™ moissanite fine jewelry was featured on a Mother’s Day gifting segment on Sherri, a nationally syndicated talk show. Focusing on strategic partnerships with relevant influencers allowed us to showcase our products in a relatable context, creating genuine connections with our current clientele while reaching potential new customers. Charlesandcolvard.com partnered with the National Breast Cancer Foundation, Inc. to host a social media giveaway campaign in October. The Company also sponsored Raleigh Magazine’s Cocktail Classic event in November. To drive traffic and awareness to the Company’s Signature Showroom in Morrisville, the brick-and-mortar retail store was featured in a full-page spread in The Scout Guide of Raleigh, Durham, & Chapel Hill. Throughout the fiscal year ended June 30, 2024, our finished jewelry products were featured in multiple national and local print and electronic media publications, including notable outlets such as Glamour, Bridal Guide, TODAY.com, theknot.com, Brides.com, JCKonline.com, Insider.com, MarieClaire.com, USAToday.com, NYPost.com, Byrdie.com, NationalJeweler.com, and ETOnline.com. We also continued to invest in digital streaming with the launch of the Company’s new owned multimedia network, MADE Shopping™, in October 2023. The Company’s newly owned transactional website, madeshopping.com, launched to support the MADE Shopping™ programming. We also launched two strategic drop-ship partnerships—with Fred Meyer Jewelers and the Army & Air Force Exchange Service, or The Exchange, reaching new customers, which, we believe, are our primary target market. We continued to focus on the trade with the expansion of our B2B transactional website, charlesandcolvarddirect.com. The Company showcased the online trade portal and moissanite gemstone product brands Forever One™ and Forever Bright™ with a booth in June during JCK, the world’s largest and most trusted jewelry industry trade event.

•
Diversify Product Categories. In Fiscal 2024, we debuted several new products, introduced new collections, and expanded existing collections. We expanded our assortment of Forever One™ moissanite and Caydia® lab-grown diamond fine jewelry styles on charlesandcolvard.com across all categories, including bridal and anniversary styles in both moissanite and lab-grown diamond; the Couture Collection in lab-grown diamond; fashion jewelry assortments in both moissanite and lab-grown diamond; and men’s fine jewelry in lab-grown diamond. We introduced the Made in Color Collection featuring fashion rings set with fancy pink and yellow lab-grown diamonds in 14K yellow and rose gold. We also added new Forever One™ moissanite styles in Helzberg Diamonds brick-and-mortar stores and on helzberg.com. We introduced Caydia® lab-grown diamond men’s fine jewelry styles in select Helzberg Diamond brick-and-mortar stores and on helzberg.com. We debuted lab-grown diamond finished jewelry products with dropship and marketplace partners, including Amazon, Belk.com, eBay, ShopHQ, and Walmart.com. Finally, we announced our strategic shift within the Traditional segment with the formal launch of charlesandcolvarddirect.com for independent jewelers and retailers to purchase our product brand, Forever One™ moissanite, while also introducing the Company’s newest gemstone brand, Forever Bright™.

•
Innovative Technology. We continue investing in innovative technology to position us for success and foster long-term sustainability and relevance in an ever-evolving landscape. In June, we launched our Next Gen website revamp of charlesandcolvard.com, which led to significant improvements in site-load speed, which directly impacts user experience. Our enhanced technology platform also significantly boosted our website’s visibility on search engines, allowing more potential customers to discover us. We realized improvements in Search Engine Optimization (“SEO”) and SEO rankings, streamlined product categories and offerings, and added a two-step ring builder to allow the customer to build their engagement ring. We also reduced expenses by consolidating infrastructure to eliminate duplicative or unnecessary third-party services.

As evidenced by our results for Fiscal 2024, strained consumer spending reflects the challenges many households face as they navigate rising prices and increased living costs. As inflation persists, consumers prioritize essential goods and services over discretionary expenditures, leading to declining sales of luxury and non-essential items. Moreover, increased competition and heightened marketing and advertising costs continue to impact revenues and margins. Management remains steadfast and focused on prioritizing profitability and shareholder value. We intend to remain agile and responsive to evolving consumer priorities while managing operational expenses.

Our MD&A generally discusses Fiscal 2024 and Fiscal 2023 items and year-to-year comparisons between Fiscal 2024 and Fiscal 2023.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the fiscal years ended June 30, 2024 and 2023:

	Year Ended June 30,
	2024	2023
Net sales	$21,956,472	$29,946,234
Costs and expenses:
Cost of goods sold	16,764,099	25,212,383
Sales and marketing	12,546,547	13,686,049
General and administrative	5,777,216	5,023,822
Legal settlement and related expenses	1,474,567	-
Total costs and expenses	36,562,429	43,922,254
Loss from operations	(14,605,957)	(13,976,020)
Other income (expense):
Interest income	300,718	297,262
Interest and other expense	(57,718)	-
Total other income, net	243,000	297,262
Loss before income taxes	(14,362,957)	(13,678,758)
Income tax expense	-	(5,902,036)
Net loss	$(14,362,957)	$(19,580,794)

Consolidated Net Sales

Consolidated net sales for the fiscal years ended June 30, 2024 and 2023 comprise the following:

	Year Ended June 30,		Change
	2024	2023	Dollars	Percent
Finished jewelry	$20,124,904	$23,985,614	$(3,860,710)	(16)%
Loose jewels	1,831,568	5,960,620	(4,129,052)	(69)%
Total consolidated net sales	$21,956,472	$29,946,234	$(7,989,762)	(27)%

Consolidated net sales were $21.96 million for the fiscal year ended June 30, 2024 compared to $29.95 million for the fiscal year ended June 30, 2023, a decrease of $7.99 million, or 27%. We had lower net sales in both operating business segments during the fiscal year ended June 30, 2024. Overall consumer confidence has continued to show signs of weakening due to general economic uncertainties, coupled with domestic and worldwide inflation, including recessionary fears, and rising interest rates, as well as commodity price increases. These conditions have brought about lower consumer demand for our finished jewelry products, which resulted in lower net sales in our Online Channels segment during the fiscal year ended June 30, 2024. These same general economic conditions, coupled with the negative impacts that downward lab grown pricing pressures have had on moissanite, also caused weakness in demand for moissanite jewels from our domestic and international distributors, which in turn resulted in lower loose jewel and jewelry product net sales during the fiscal year ended June 30, 2024 in our Traditional segment.

Sales of finished jewelry represented 92% and 80% of total consolidated net sales for the fiscal years ended June 30, 2024 and 2023, respectively. For the fiscal year ended June 30, 2024, finished jewelry sales were $20.12 million compared to $23.99 million for the fiscal year ended June 30, 2023, a decrease of $3.87 million, or 16%. This decrease in finished jewelry sales was due primarily to lower demand across all of our finished jewelry products as a result of adverse global and domestic general economic conditions and increased competition.

Sales of loose jewels represented 8% and 20% of total consolidated net sales for the fiscal years ended June 30, 2024 and 2023, respectively. For the fiscal year ended June 30, 2024, loose jewel sales were $1.83 million compared to $5.96 million for the fiscal year ended June 30, 2023, a decrease of $4.13 million, or 69%. The decrease for the fiscal year ended June 30, 2024 was due primarily to lower sales of loose jewels through our distribution network in our Online Channels segment and Traditional segment as a result of global and domestic general adverse macroeconomic conditions and increased competition coupled with continued downward pricing pressure on mined and lab grown diamonds and in line with our strategic shift to a more direct-to-consumer business model.

U.S. net sales accounted for approximately 98% and 97% of total consolidated net sales during the fiscal years ended June 30, 2024 and 2023, respectively. U.S. net sales decreased to $21.50 million during the fiscal year ended June 30, 2024 compared to $29.06 million during the fiscal year ended June 30, 2023, primarily as a result of decreased sales to U.S. customers in both our Online Channels segment and Traditional segment for the same reasons outlined above.

Our largest U.S. customer during the fiscal years ended June 30, 2024 and 2023 accounted for 13% and 14%, respectively of total consolidated net sales during each of the fiscal years then ended. Other than our U.S. customer noted above during the fiscal years ended June 30, 2024 and 2023, we had no other customers with sales that represented 10% or more of total consolidated net sales for the periods then ended. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for approximately 2% and 3% of total consolidated net sales during the fiscal years ended June 30, 2024 and 2023, respectively. International net sales decreased to $460 thousand during the fiscal year ended June 30, 2024 compared to $890 thousand in the fiscal year ended June 30, 2023. International sales decreased during the fiscal year ended June 30, 2024, compared to the prior fiscal year primarily due to lower demand in our international distributor market and increased competition during the fiscal year ended June 30, 2024. In light of the effects of ongoing global economic conditions, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the impact from potential international trade challenges, we expect that our sales in these markets may significantly fluctuate each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the fiscal years ended June 30, 2024 and 2023. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Cost of goods sold for the fiscal years ended June 30, 2024 and 2023 are as follows:

	Year Ended June 30,		Change
	2024	2023	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$11,144,997	$12,397,091	$(1,252,094)	(10)%
Loose jewels	707,708	2,744,977	(2,037,269)	(74)%
Total product line cost of goods sold	11,852,705	15,142,068	(3,289,363)	(22)%
Non-product line cost of goods sold	4,911,394	10,070,315	(5,158,921)	(51)%
Total cost of goods sold	$16,764,099	$25,212,383	$(8,448,284)	(34)%

Total cost of goods sold was $16.76 million for the fiscal year ended June 30, 2024, compared to $25.21 million for the fiscal year ended June 30, 2023, a net decrease of approximately $8.45 million, or 34%. Product line cost of goods sold is defined as direct product cost of goods sold in each of our Online Channels segment and Traditional segment excluding indirect non-product line cost of goods sold from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-downs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The decrease in total cost of goods sold for the fiscal year ended June 30, 2024, as compared to the fiscal year ended June 30, 2023 was primarily driven by an decrease in non-product line cost of goods sold offset and a decrease of sales of finished jewelry and loose jewels during the fiscal year ended June 30, 2024 in both of our Online Channels segment and Traditional segment. We experienced lower demand in our Online Channels segment as a result of lower finished jewelry product demand and loose jewel demand during the fiscal year ended June 30, 2024. Likewise, we saw lower loose jewel product demand and finished jewelry product demand in our Traditional segment throughout Fiscal 2024.

The net decrease in non-product line cost of goods sold of $5.16 million for the fiscal year ended June 30, 2024 primary driven by a decrease in inventory write-downs of approximately $5.90 million, which was related to a one-time inventory write-down of $5.9 million in fiscal year 2023 and a decrease in the 2024 cycle book-to-physical inventory adjustments of $580,000 compared to the prior fiscal year. These decreases were partially offset by a $1.32 million inventory write-down in the carrying value of finished goods in finished jewelry.

In the year-ended June 30, 2024, management determined for certain finished jewelry inventory, evidence existed that the net realizable value of this inventory had fallen below that of its historical carrying cost. We recorded a write-down of approximately $1.3 million of the Company’s finished jewelry inventory to adjust the carrying value of such inventory to its net realizable value.

For further discussion of non-product line cost of goods sold, see Note 3 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Sales and Marketing

Sales and marketing expenses for the fiscal years ended June 30, 2024 and 2023 are as follows:

	Year Ended June 30,		Change
	2024	2023	Dollars	Percent
Sales and marketing	$12,546,547	$13,686,049	$(1,139,502)	(8)%

Sales and marketing expenses were $12.55 million for the fiscal year ended June 30, 2024 compared to $13.69 million for the fiscal year ended June 30, 2023, a decrease of approximately $1.14 million, or 8%. The decrease in sales and marketing expenses for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 was primarily due to  a $762,000 decrease in advertising and digital marketing expenses; a $253,000 decrease in compensation expenses; a $298,000 decrease in general business taxes primarily due to sales and use taxes; and a $122,000 decrease in bank fees These decreases were partially offset by a $160,000 increase in software-related costs incurred primarily in connection with new software-related agreements associated with upgraded sales-related operating systems; a $76,000 increase in professional services principally comprising consulting services for marketing support in the current year period;  $36,000 increase in Telephone/fiber-related communications expenses; $23,000 net increase in customer meetings and general office-related expense.

The decrease in advertising and digital marketing expenses for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 was primarily due to a $140,000 decrease in brand awareness expenses; a $606,000 decrease in cooperative advertising expense related to consideration of these expenses as contra-revenue under ASC 606, and are reflected in that manner for Fiscal 2024; and a $16,000 decrease in trade show expenses.

Compensation expenses for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 decreased primarily as a result of: a reduction in salaries and benefits due to a reduction in headcount for the year approximating $84,000; a reduction in bonus expense of approximately $139,000; and a reduction in stock option expense of approximately $30,000.

General and Administrative

General and administrative expenses for the fiscal years ended June 30, 2024 and 2023 are as follows:

	Year Ended June 30,		Change
	2024	2023	Dollars	Percent
General and administrative	$5,777,216	$5,023,822	$753,394	15%

General and administrative expenses were $5.78 million for the fiscal year ended June 30, 2024 compared to $5.02 million for the fiscal year ended June 30, 2023, an increase of approximately $753,000, or 15%. The increase in general and administrative expenses for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 was primarily due to: a $1.14 million increase in professional services; an $18,000 increase in taxes and licenses; a $66,000 increase in depreciation and amortization; a $28,000 increase in insurance; a $9,000 increase in bad debt expense; a net $4,000 increase in other administrative-related expenses These increases were partially offset by: a $415,000 decrease in compensation expenses; a 47,000 decrease in Board of Directors Compensation; $31,000 decrease in bank fees; and an $19,000 decrease in travel and expense.

Compensation expenses decreased for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 primarily due to: a $322,000 reduction in salaries and benefits due to a reduction in headcount; and a $124,000 reduction in bonuses. These decreases were partially offset by an increase in stock compensation expense of $31,000.

Professional services fees increased for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 primarily due to: a $680,000 increase in legal fees primarily due to corporate matters; a $344,000 increase in temporary labor and consulting fees due to various strategic consulting projects and pay versus performance analysis; a $103,000 increase in audit and tax fees; and a $13,000 increase in investor relations fees.

Legal settlement and related expenses

Legal settlement and related expenses for the fiscal years ended June 30, 2024 and 2023 are as follows:

	Year Ended June 30,		Change
	2024	2023	Dollars	Percent
Legal settlement and related expenses	$1,474,567	$-	$1,474,567	100%

Legal settlement and related expenses were $1,474,567 for the fiscal year ended June 30, 2024 compared to $0 for the fiscal year ended June 30, 2023. The $1,474,567 increase in the legal settlement and related expenses is due to the settlement of the Wolfspeed arbitration. Under the terms of the settlement agreement, the Company is expected to pay Wolfspeed $1,474,567 in legal fees and interest.

Interest Income

Interest income for the fiscal years ended June 30, 2024 and 2023 is as follows:

	Year Ended June 30,		Change
	2024	2023	Dollars		Percent
Interest income	$300,718	$297,262	$	* 53,456	*	%

*	Not Significant

Interest and Other Expense

Interest and other expense for the fiscal years ended June 30, 2024 and 2023 is as follows:

	Year Ended June 30,		Change
	2024	2023	Dollars	Percent
Interest and other expense	$57,718	$-	$57,718	100%

Interest and other expense incurred for the fiscal years ended June 30, 2024 and 2023 was primarily a result of the drawdown on the Company’s line of credit

Provision for Income Taxes

Our statutory tax rate as of June 30, 2024 is 23.07% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 2.07% net of the federal benefit. Our statutory tax rate as of the fiscal year ended June 30, 2023 was 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94%, net of the federal benefit. Our effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended. Driven by the establishment of the valuation allowance during the fiscal quarter ended March 31, 2023, our effective tax rate for the fiscal year ended June 30, 2024 was 0%. For the fiscal year ended June 30, 2023, our effective income tax rate was a negative 43.15%.

We recognized a net income tax expense of $0 for the fiscal year ended June 30, 2024, compared with a net income tax expense of approximately $5.90 million for the fiscal year ended June 30, 2023.

As of each reporting date, we consider new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. During the three months ended March 31, 2023, we determined that due to the worsening global macro-economic conditions and heightened levels of inflation, including fears of recession, coupled with the effects from worldwide political unrest, the risks associated with these conditions led us to conclude that it was not more likely than not we would have sufficient future taxable income to utilize our deferred tax assets. Additionally, we determined that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the three- and nine-month periods ended March 31, 2023. Consequently, we established a full valuation allowance against our deferred tax assets. As of June 30, 2024, we determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets, and therefore, we maintained a full valuation allowance against its deferred tax assets as we did for the fiscal year ending June 30, 2023.

Certain Operating Metrics

We believe that certain metrics are key to our business, including but not limited to monitoring our average order value, or AOV, primarily in our transactional website charlesandcolvard.com. We use the AOV computation in part to make strategic digital marketing-related decisions and to monitor the performance and return on investment of our marketing activities. Our AOV is based on financial results and customer-related data for charlesandcolvard.com, LLC, our wholly owned subsidiary through which we operate our primary transactional website. Our calculation for AOV is sensitive to several factors, including sales volume and product mix. Therefore, we believe that this metric may vary widely going forward as we respond to ever-changing consumer demand and provide the products – that may have widely variable price points – which our audiences are seeking.

For the fiscal years ended June 30, 2024 and June 30, 2023, our AOV, based on charlesandcolvard.com revenue, net of returns, divided by the total number of customer orders, is estimated to be approximately $900 and $1,100, respectively.

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

For the fiscal year ended June 30, 2024, we experienced a 13% year-over-year decline in charlesandcolvard.com revenue compared to revenue for the fiscal year ended June 30, 2023.

Liquidity and Capital Resources

Liquidity and Capital Trends

We have concluded that our existing cash and cash equivalents and availability of other resources combined will not be sufficient to meet our working capital and capital expenditure needs over the next twelve months, and therefore, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of our financial statements included in this Annual Report on Form 10-K. We are continuing to work on plans to fund operations and address the recent Wolfspeed arbitration award and settlement agreement to alleviate the conditions that raise substantial doubt by evaluating our financing arrangements, implementing cost savings actions to reduce cash outflow, and evaluating the liquidation of certain inventories, if needed.  However, there can be no assurance that these plans will be successful or that additional financing will be available on terms acceptable to the Company. A more detailed description of our going concern is included in Note 2 to our consolidated financial statements in Part II, Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

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

In connection with our long-term capital resources, we have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. The shelf registration statement is currently not available to offer or sell shares of common stock due to the Company’s late periodic filings. Our long-term ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing effects of rising inflation and fears of recession. Any capital raise is not assured and may not be at terms that would be acceptable to us.

Our future capital requirements and the adequacy of available funds will depend on many factors, including ongoing uncertainty surrounding rising inflation and fears of recession that could lead to further disruption and volatility in the global capital markets as well as its impact on our rate of sales growth; our sales and marketing activities; the timing and extent of raw materials and labor purchases in connection with loose jewel production to support our moissanite jewels and lab grown diamond business and precious metals and labor purchases in connection with jewelry production to support our finished jewelry business; the timing of capital expenditures; and the risk factors described in more detail in “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K.

Capital Structure and Debt

Long-Term Liquidity and Capital Structure

We have an effective shelf registration statement on Form S-3 on file with the SEC, with an expiration date of June 13, 2027, that allows us to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $25.00 million, of which all is available. However, we may offer and sell no more than one-third of our public float (which is the aggregate market value of our outstanding common stock held by non-affiliates) in any 12-month period. Our long-term ability to issue equity securities under the shelf registration statement is subject to market conditions, which may be in turn, subject to, among other things, the potential disruption and volatility that may be caused by ongoing effects of rising inflation rates and fear of recession. Any capital raise is not assured and may not be at terms that would be acceptable to us.  The shelf registration statement is currently not available to offer or sell shares of common stock due to the Company’s late periodic filings. In addition, on June 12, 2023, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), because the minimum bid price of our common stock on the Nasdaq Capital Market had closed below $1.00 per share for 30 consecutive business days. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company had 180 calendar days, or until December 11, 2023, to regain compliance with the minimum bid price requirement. The Company received notice on December 12, 2023 from the Nasdaq’s Listing Qualifications Department which resulted in an additional 180-day period, or until June 10, 2024, within which to regain compliance with the minimum bid price requirement. As noted above, the Company completed the Reverse Stock Split effective May 17, 2024, and on June 3, 2024, the Company received a letter from the Nasdaq Listing Qualifications Department notifying the Company that the minimum bid price of its common stock was $1.00 per share or greater for at least the last 10 consecutive business days. Accordingly, the Company has regained compliance with the Nasdaq minimum bid price requirement and the matter is now closed.

On October 18, 2024, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic reports, as a result of not having timely filed its Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Form 10-K”), with the SEC. The 2024 Form 10-K was due on September 30, 2024. We filed a Notification of Late Filing on Form 12b-25 with the SEC on October 1, 2024.

On November 21, 2024, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic reports, as a result of not having timely filed its September Form 10-Q with the SEC. The September Form 10-Q was due on November 14, 2024. We filed a Notification of Late Filing on Form 12b-25 with the SEC on November 15, 2024. We had 60 calendar days, or until December 17, 2024, to regain compliance with the Listing Rule or to submit to Nasdaq a plan to regain compliance with the Listing Rule (the “Plan”). On December 17, 2024, the Company filed the Plan to regain compliance with Nasdaq.

On January 31, 2025, we received a letter from the Nasdaq Listing Qualifications Department indicating they have accepted the Company’s Plan to regain compliance. On February 25, 2025, we received a notification letter from Nasdaq’s Listing Qualifications Department indicating that we are not in compliance with Nasdaq Listing Rule 5250(c)(1), which requires the timely filing of all required periodic reports, as a result of not having timely filed its Annual Report on Form 10-Q for the fiscal period ended December 31, 2024 (the “December Form 10-Q”), with the SEC. The December Form 10-Q was due on February 18, 2025. We filed a Notification of Late Filing on Form 12b-25 with the SEC on February 18, 2025. We had until March 12, 2025, to submit to Nasdaq a plan to regain compliance with the Listing Rule (the “Plan”). On March 12, 2025, the Company filed the Plan to regain compliance with Nasdaq.

The Company has until April 14, 2025 to file its Form 10-K for the year ended June 30, 2024 and Forms 10-Q for the periods ended September 30, 2024 and December 31, 2024. If we fail to file the Form 10-K for the year ended June 30, 2024 and Forms 10-Q for the period ended September 30, 2024 and December 31, 2024 by April 14, 2025, then the Company’s securities will be delisted from the Nasdaq Capital Market. However, we will have the opportunity to appeal that decision to a Nasdaq Hearings Panel.

Debt

We had $2.3 million in short-term borrowings on our line of credit as of June 30, 2024. We have no long-term outstanding debt as of June 30, 2024. As of January 31, 2025, the line of credit was not renewed, and the outstanding balance was paid off and the remaining collateralized restricted cash balance was released.

Financing Activities

Long-Term Financing Activities

In accordance with authority granted by our Board of Directors on April 29, 2022, we can repurchase up to $5.00 million in shares outstanding of our common stock over the three-year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases are generally at the discretion of management. As we repurchase our common shares, which have no par value, we report such shares held as treasury stock on the accompanying consolidated balance sheets as of June 30, 2024 and 2023, with the purchase price recorded within treasury stock.

During the fiscal years ended June 30, 2024 and 2023, we repurchased no shares and 358,116 shares, respectively, of our common stock for an aggregate price of $0 and $451,815, respectively, pursuant to the repurchase authorization.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. For fiscal year 2024 and 2023, cash used in operations equaled $7.37 million and $3.88 million, respectively.  During the fiscal year ended June 30, 2024, our working capital decreased by approximately $12.82 million to $4.69 million from $17.51 million at June 30, 2023. As described more fully below, the decrease in working capital at June 30, 2024 is primarily attributable to: a net decrease in our cash, cash equivalents, and restricted cash; a decrease in our accounts receivable; an increase in our accounts payable; a decrease in our prepaid expenses and other assets; an increase in our short-term operating lease liabilities; and an increase in our accrued expenses and other liabilities.

As of June 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $4.14 million, trade accounts receivable of $845,000, and net current inventory of $7.51 million, as compared to cash and cash equivalents of $10.45 million, trade accounts receivable of $380,000, and net current inventory of $7.48 million as of June 30, 2023. We also had access during Fiscal 2024 and Fiscal 2023 to a $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility, that we obtained effective July 9, 2021, as amended July 28, 2022 and amended further effective June 21, 2023, July 29, 2024, and October 31, 2024, from JPMorgan Chase Bank, N.A., or JPMorgan Chase.

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

Cash flows used in investing activities were $1.04 million and $1.28 million in Fiscal 2024 and Fiscal 2023, respectively.  Cash used for investing activities in Fiscal 2024 was principally for expenditures related to our new NextGen platform for our charlesandcolvard.com website launched in mid-June 2024. Cash used in Fiscal 2023 was used principally for construction-in-process expenditures related to our retail expansion program and the completion of the construction of our Signature Showroom and other leasehold improvements in our corporate office.

Cash flows from financing activities were $2.3 million for Fiscal 2024 and $452,000 cash used in financing operations for Fiscal 2023.  Cash provided by financing activities, in Fiscal 2024 is related to cash proceeds from draws on the line of credit, where cash used in financing activities in Fiscal 2024 occurred in connection with the Company’s repurchases of common stock (see Note 12 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K).

During the fiscal year ended June 30, 2024, approximately $7.37 million of cash was used by our operations. The primary drivers of our cash flow used in operations were: a net loss in the amount of approximately $14.36 million and an increase in accounts receivable of $190,000. These factors were offset partially by: the favorable impact of approximately $2.15 million of non-cash expenses; a decrease in prepaid expenses and other assets of $776,000; a decrease in inventory of $498,000; an increase in accrued expenses of $273,000; and an increase in accounts payable of $3.49 million.

Accounts receivable decreased principally due to the decreased level of sales due to increased competition and continued pricing pressures during the twelve months ended June 30, 2024, as compared with the sales during the period leading up to June 30, 2023.

During the fiscal year ended June 30, 2024, prepaid expenses and other assets decreased principally as a result of: a decrease in the right-of-use asset associated with leasehold improvements in connection with the lease for our corporate headquarters facilities (which for financial reporting purposes is classified with prepaid expenses and other assets in the consolidated statement of cash flows); and the timing of certain vendor payments, primarily for insurance-related premium expenses, in advance of goods or services received. During the fiscal year ended June 30, 2024, accrued expenses and other liabilities increased principally due to the settlement of the Wolfspeed arbitration, which was partially offset by the timing of payments for certain incurred expenses, principally for compensation and related benefits, and a decrease in the operating lease liability associated with the lease for our corporate headquarters facilities. During the fiscal year ended June 30, 2024, accounts payable increased primarily as a result of the timing of payments for costs associated with inventory-related purchases and professional services incurred.

During the fiscal year ended June 30, 2023, our working capital decreased by approximately $11.55 million to $17.51 million from $29.06 million at June 30, 2022. As described more fully below, the decrease in working capital at June 30, 2023 is primarily attributable to: a net decrease in our cash, cash equivalents, and restricted cash; a decrease in our allocation of inventory from long-term to short-term due to a lower expected sell through of inventory on hand in the upcoming period; a decrease in our accounts receivable; an increase in our accounts payable; a decrease in our prepaid expenses and other assets; and an increase in our short-term operating lease liabilities. These factors were offset partially by a decrease in our accrued expenses and other liabilities.

During the fiscal year ended June 30, 2023, approximately $3.88 million of cash was used by our operations. The primary drivers of our cash flow used in operations were: a net loss in the amount of approximately $19.58 million; and a decrease in accrued expenses and other liabilities of approximately $927,000. These factors were offset partially by: the favorable impact of approximately $12.8 million of non-cash expenses driven by the deferred tax valuation allowance, and the inventory write-down recorded during the year ended June 30, 2023; a decrease in accounts receivable of $1.77 million; a decrease in prepaid expenses and other assets of $893,000; a decrease in inventory during year ended June 30, 2023 of $755,000; and an increase in accounts payable of $385,000.

We manufactured approximately $1.21 million and $6.76 million in loose jewels and $9.33 million and $12.75 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the fiscal years ended June 30, 2024 and 2023, respectively. We expect our purchases of precious metals and labor to fluctuate in conjunction with the levels of our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market prices of gold and other precious metals are beyond our control, upward price trends could have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of June 30, 2024 and 2023, $17.42 million and $19.28 million, respectively, of our inventories were classified as long-term assets. Loose jewel sales and finished jewelry that we manufacture will utilize both the finished goods loose jewels currently on-hand and, as we deplete certain shapes and sizes, our on-hand raw material SiC crystals and new raw material that we may purchase pursuant to the Supply Agreement.

A more detailed description of our inventories is included in Note 6 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

We made income tax payments of approximately $0 and $5,900 during the fiscal years ended June 30, 2024 and 2023, respectively. As of June 30, 2024 and 2023, we had federal tax net operating loss carryforwards of approximately $38.13 million and $24.76 million, respectively, expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.20 million and  $20.01 million, respectively, expiring between 2024 and 2035; and various other state tax net operating loss carryforwards expiring between 2027 and 2040, which can be used to offset against future state taxable income.

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

Effective July 28, 2022, the JPMorgan Chase Credit Facility was amended to, among other things, extend the maturity date to July 31, 2023, and append our obligations under the JPMorgan Chase Credit Facility to be guaranteed by our wholly owned subsidiaries, Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC, and moissaniteoutlet.com, LLC. Effective June 21, 2023, the JPMorgan Chase Credit Facility was amended further to extend the maturity date to July 31, 2024. Effective July 29, 2024, the JPMorgan Chase Credit Facility was amended further to extend the maturity date to October 31, 2024. Effective October 31, 2024, the JPMorgan Chase Credit Facility was amended further to extend the maturity date to January 31, 2025. On January 31, 2025, we elected not to renew the JP Morgan Chase Credit Facility and the Company is evaluating other financing arrangements.

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

The JPMorgan Chase Credit Facility is evidenced by a credit agreement, as amended, between us and JPMorgan Chase, or the JPMorgan Chase Credit Agreement, dated as of June 21, 2023, and customary ancillary documents, in the principal amount not to exceed $5.00 million at any one time outstanding and a line of credit note, or the JPMorgan Chase Line of Credit Note, in which we promise to pay on or before January 31, 2025, the amount of $5.00 million or so much thereof as may be advanced and outstanding. In the event of default, JPMorgan Chase, at its option, may accelerate the maturity of advances outstanding under the JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Agreement and ancillary documents contain customary covenants, representations, fees, debt, contingent obligations, liens, loans, leases, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, changes in control, as well as indemnity, expense reimbursement, and confidentiality provisions.

As of June 30, 2024, we have borrowed $2.3 million against the JPMorgan Chase Credit Facility.

More detailed descriptions of our JPMorgan Chase Credit Facility are included in Note 11 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Long-Term Capital Commitments

Contractual Agreement

On December 12, 2014, the Company entered into an exclusive supply agreement (the “Supply Agreement”) with Wolfspeed, Inc., formerly known as Cree, Inc. (“Wolfspeed”).  Under the Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that were required to equal or exceed a set minimum order quantity, contingent on the Company submitting purchase orders. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018.

Effective June 22, 2018, the Company and Wolfspeed amended the Supply Agreement to extend the expiration date to June 25, 2023. This amendment also (i) provided the Company with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following expiration of the initial term; (ii) established a process by which Wolfspeed may begin producing alternate SiC material based on the Company’s specifications that will give the Company the flexibility to use the materials in a broader variety of its products; and (iii) permitted the Company to purchase certain amounts of SiC materials from third parties under limited conditions.

Effective June 30, 2020, the Company and Wolfspeed further amended the Supply Agreement to extend the expiration date to June 29, 2025. This amendment also, among other things, (i) spread the Company’s total purchase commitment, contingent on the Company submitting a purchase order, under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) established a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permitted the Company to purchase revised amounts of SiC materials from third parties under limited conditions.

Approximately $24.75 million of the Company’s commitment under the Supply Agreement was available to be purchased as of June 30, 2024. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals ranged from approximately $4.00 million to $10.00 million each year.

During the fiscal years ended June 30, 2024 and 2023, we purchased approximately $2.00 million and $1.80 million, respectively, of SiC crystals from Wolfspeed pursuant to the Supply Agreement, as amended.

On July 28, 2023, Wolfspeed initiated a confidential arbitration against the Company for breach of contract claiming damages, plus interest, costs, and attorneys’ fees.  On February 10, 2025, the Company and Wolfspeed entered into a settlement agreement related to the Wolfspeed arbitration. Under the settlement agreement the Company terminated the exclusive supply agreement and agreed to pay Wolfspeed a total of  $4.77 million, which includes the purchased and consigned inventory, Wolfspeed’s attorney fees in connection with the arbitration, and interest. The final settlement amount is to be paid $500,000 on February 11, 2025, $1.83 million on or before February 28, 2025, and $2.44 million on or before December 31, 2025.  As of June 30, 2024, the Company accrued $4.77 million related to the final settlement and expected payments.

For more information in connection with the Wolfspeed arbitration, see Part I, Item 3, “Legal Proceedings” and Note 10 to our consolidated financial statements in Item 8, “Financial Statements and Supplementary Data”, of this Annual Report on Form 10-K.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, those actual results of operations may materially differ. The most significant estimates impacting our consolidated financial statements relate to the valuation of inventories including lower of cost or market inventory cost write-downs and reserves for excess and obsolete inventories. We also have other policies that we consider key accounting policies, but these policies typically do not require us to make estimates or judgments that are difficult or subjective.

Inventories

Each accounting period we evaluate the valuation of inventories including the need for potential inventory write-downs, to record inventories at the lower of cost or net realizable value. The Company’s inventories are subject to various market factors, including changes in styling trends and competition, that could indicate a decline in their net realizable value and excess or obsolete inventories.  The uncertainty involved in estimating future marketability requires significant estimates by management to develop such values. Inventory cost write-downs to the lower of cost or net realizable value and reserves for excess and obsolete inventories require consideration by management of several factors including quantities for inventories on hand and plans for those inventories, the recorded cost of inventories, recent net selling prices for inventories, and actual sales volumes for inventories, affected by these conditions.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Charles & Colvard, Ltd.
Morrisville, North Carolina

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Charles & Colvard, Ltd. (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and these factors, including the recent arbitration award and related settlement agreement, raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Inventories

As described in Notes 2 and 6 to the Company’s consolidated financial statements, inventories totaled approximately $24.9 million at June 30, 2024.  Inventories are stated at the lower of cost or net realizable value on an average cost basis. Each accounting period, the Company evaluates the valuation of inventories, including the need for potential inventory write-downs and reserves, which includes significant estimates by management.

We identified the valuation of inventories as a critical audit matter due to the significant judgment and estimates required by management in determining the net realizable value of inventories and reserves for excess and obsolete inventories. The valuation of the Company’s inventories may be affected by various market factors, such as changes in styling trends, competition, and market demand, potentially indicating a decline in net realizable or leading to excess or obsolete inventories. Given the inherent uncertainty in estimating the future marketability of the Company’s products, auditing management’s estimates involved significant auditor judgment and increased audit effort.

The primary procedures we performed to address this critical audit matter included:

•
Evaluating the reasonableness of key inputs used in management’s estimate of net realizable value of inventories and reserves for excess and obsolete inventories, including prices for similar products recently sold, current and expected margins based on recent sales of inventories on hand, and industry trends.

•
Challenging the reasonableness of management’s assumptions related to future sales and the planned usage of inventories on hand to determine if management appropriately identified relevant evidence of potential declines in marketability and the recoverability of recorded costs by:

•	Analyzing industry and market conditions to understand external factors affecting inventory marketability.

•	Analyzing recent historical sales data for items selling below cost with inventories on hand.

•	Reviewing historical sales data to identify patterns that may indicate reduced demand.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2011.
Raleigh, North Carolina
April 3, 2025

CHARLES & COLVARD, LTD.
CONSOLIDATED BALANCE SHEETS

	June 30,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$4,137,055	$10,446,532
Restricted cash	5,328,463	5,122,379
Accounts receivable, net	844,747	540,085
Inventory, net	7,507,303	7,476,046
Note receivable	250,000	250,000
Prepaid expenses and other assets	751,476	901,354
Total current assets	18,819,044	24,736,396
Long-term assets:
Inventory, net	17,423,082	19,277,530
Property and equipment, net	2,761,618	2,491,569
Intangible assets, net	370,186	305,703
Operating lease right-of-use assets	1,556,653	2,183,232
Deferred income taxes, net	-	-
Other assets	49,658	49,658
Total long-term assets	22,161,197	24,307,692
TOTAL ASSETS	$40,980,241	$49,044,088

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,274,284	$4,786,155
Current maturity of long-term debt	2,300,000	-
Operating lease liabilities, current portion	904,330	880,126
Accrued expenses and other liabilities	2,650,532	1,555,479
Total current liabilities	14,129,146	7,221,760
Long-term liabilities:
Noncurrent operating lease liabilities	1,201,722	2,047,742
Total long-term liabilities	1,201,722	2,047,742
Total liabilities	15,330,868	9,269,502
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 3,157,113 shares issued and 3,118,273 shares outstanding at June 30, 2024 and 3,091,211 shares issued and 3,052,370 shares outstanding at June 30, 2023	67,233,259	57,242,211
Additional paid-in capital	16,452,615	26,205,919
Treasury stock, at cost, 38,841 shares and 38,841 shares at June 30, 2024 and 2023, respectively	(489,979)	(489,979)
Accumulated deficit	(57,546,522)	(43,183,565)
Total shareholders’ equity	25,649,373	39,774,586
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$40,980,241	$49,044,088

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2024	2023
Net sales	$21,956,472	$29,946,234
Costs and expenses:
Cost of goods sold	16,764,099	25,212,383
Sales and marketing	12,546,546	13,686,049
General and administrative	5,777,217	5,023,822
Legal settlement and related expenses	1,474,567	-
Total costs and expenses	36,562,429	43,922,254
Loss from operations	(14,605,957)	(13,976,020)
Other income (expense):
Interest income	300,718	297,262
Interest and other expense	(57,718)	-
Total other income, net	243,000	297,262
Loss before income taxes	(14,362,957)	(13,678,758)
Income tax expense	-	(5,902,036)
Net loss	$(14,362,957)	$(19,580,794)

Net loss per common share:
Basic	$(4.73)	$(6.45)
Diluted	(4.73)	(6.45)

Weighted average number of shares used in computing net loss per common share:
Basic	3,034,495	3,037,675
Diluted	3,034,495	3,037,675

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2022	3,074,776	$57,242,211	$25,956,491	$(38,164)	$(23,602,771)	$59,557,767
Stock-based compensation	-	-	249,428	-	-	249,428
Issuance of restricted stock	17,875	-	-	-	-	-
Stock option exercises	(4,469)	-	-	-	-	-
Repurchases of common stock	(35,812)	-	-	(451,815)	-	(451,815)
Net loss	-	-	-	-	(19,580,794)	(19,580,794)
Balance at June 30, 2023	3,052,370	$57,242,211	$26,205,919	$(489,979)	$(43,183,565)	$39,774,586
Share Issuance Reclassification	-	9,991,048	(9,991,048)	-	-	-
Stock-based compensation	-	-	237,744	-	-	237,744
Reverse stock split effect	83,778	-	-	-	-	-
Cancellation of restricted stock	(17,875)	-	-	-	-	-
Net loss	-	-	-	-	(14,362,957)	(14,362,957)
Balance at June 30, 2024	3,118,273	$67,233,259	$16,452,615	$(489,979)	$(57,546,522)	$25,649,373

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,362,957)	$(19,580,794)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	703,366	653,157
Stock-based compensation	237,744	249,428
Provision for uncollectible accounts	129,000	98,000
Recovery of sales returns	(251,000)	(23,000)
Inventory write-downs	1,324,385	6,004,000
Allowance (Recovery) of accounts receivable discounts	6,998	(4,496)
Deferred income taxes	-	5,851,904
Changes in operating assets and liabilities:
Accounts receivable	(189,660)	1,770,227
Inventory	498,806	755,224
Prepaid expenses and other assets, net	776,457	892,845
Accounts payable	3,488,129	384,926
Accrued expenses and other liabilities	273,237	(926,512)
Net cash used in operating activities	(7,365,495)	(3,875,091)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(953,580)	(1,229,571)
Payments for intangible assets	(84,318)	(53,952)
Net cash used in investing activities	(1,037,898)	(1,283,523)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchases of common stock	-	(451,815)
Proceeds from debt	2,300,000	-
Net cash provided by (used in) financing activities	2,300,000	(451,815)

NET DECREASE IN CASH, CASH EQUIVALENTS AND RESTRICTED CASH	(6,103,393)	(5,610,429)
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, BEGINNING OF YEAR	15,568,911	21,179,340
CASH, CASH EQUIVALENTS AND RESTRICTED CASH, END OF YEAR	$9,465,518	$15,568,911

Supplemental disclosure of cash flow information:
Cash paid during the year for income taxes	$-	$5,900
Cash paid during the year for interest expense	$26,544	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
Shares issued related to fractional shares from reverse stock split (83,778 shares)	$-	$-

See Notes to Consolidated Financial Statements.

CHARLES & COLVARD, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

The Company sells loose moissanite jewels, loose lab grown diamonds, and finished jewelry featuring moissanite, lab grown diamonds, created color gemstones, and most recently lab grown diamonds in color, at wholesale prices to select distributors, manufacturers, retailers, and designers, including some of the largest distributors and jewelry manufacturers in the world. In addition, in May 2023, the Company launched charlesandcolvarddirect.com, a direct-to-wholesaler online sales portal, which is currently a wholesale outlet for the Company’s loose Forever Bright™ and Forever One™ moissanite gemstones. The Company’s finished jewelry and loose moissanite jewels and lab grown diamonds that are mounted into fine jewelry by other manufacturers are sold at retail outlets and via the Internet. The Company sells at retail prices to end-consumers through its own Charles & Colvard Signature Showroom, which opened in October 2022, and also through its wholly owned operating subsidiary, charlesandcolvard.com, LLC, its owned web property madenetwork.com, third-party  online marketplaces, drop-ship, and other pure-play, exclusively e-commerce outlets. The Company also sells at discount retail prices to end-consumers through moissaniteoutlet.com, LLC, a wholly owned operating subsidiary of charlesandcolvard.com, LLC, and third-party online marketplaces.

2.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation – The accompanying consolidated financial statements as of and for the fiscal years ended June 30, 2024 and 2023, include the accounts of the Company and its wholly owned subsidiaries charlesandcolvard.com, LLC; including its wholly-owned subsidiary, moissaniteoulet.com, LLC, which was formed and organized as of February 24, 2022; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard Direct, LLC, had no operating activity during the fiscal years ended June 30, 2024 or 2023. All intercompany accounts have been eliminated.

Going Concern – The Company’s accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of obligations in the normal course of business. However, for Fiscal 2024, the Company had losses of $14.36 million and cash flow used in operations of $7.37 million. These factors and the recent Wolfspeed arbitration award and related settlement agreement of $4.77 million raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued.

The Company’s management is continuing to work on plans to fund operations to alleviate the conditions that raise substantial doubt by evaluating its financing arrangements, implementing cost savings actions to reduce cash outflow, and evaluating the liquidation of certain inventories, if needed. However, there can be no assurance that these plans will be successful or that additional financing will be available on terms acceptable to the Company.

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

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As future events and their effects cannot be fully determined with precision, actual results of operations, cash flow, and financial position could differ significantly from estimates. The most significant estimates impacting the Company’s consolidated financial statements relate to valuation and classification of inventories, accounts receivable reserves, stock-based compensation, valuation on deferred income tax assets, and revenue recognition. Changes in estimates are reflected in the consolidated financial statements in the period in which the change in estimate occurs.

Reclassification – Certain amounts in the Company’s consolidated financial statements for the fiscal year ended June 30, 2023 have been reclassified to conform to current presentation, principally amounts presented in Note 9, “Accrued Expenses and Other Liabilities”, relating to the accrued customer returns from the charlesandcolvard.com allowance which had previously been presented in the Accounts Receivable, net balance. These reclassifications had no impact on the Company’s consolidated financial position or consolidated results of operations as of or for the fiscal years ended June 30, 2024 and 2023.

Cash and Cash Equivalents – All highly liquid investments with an original maturity of three months or less from the date of purchase are considered to be cash equivalents. The Company’s cash and cash equivalents include cash on deposit and money market funds.

Restricted Cash – In accordance with the terms of the Company’s cash collateralized $5.00 million credit facility from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which the Company entered into on July 12, 2021, as amended July 28, 2022, June 21, 2023, July 29, 2024 and amended further October 31, 2024, the Company is required to keep $5.1 million in a cash deposit account held by JPMorgan Chase. Such amount was held as security for the Company’s credit facility from JPMorgan Chase. Accordingly, during the term of the JPMorgan Chase credit facility, the cash deposit held by JPMorgan Chase is classified as restricted cash for financial reporting purposes on the Company’s Consolidated Balance Sheets.

For additional information regarding the Company’s cash collateralized credit facility with JPMorgan Chase, see Note 11, “Debt”.

For additional information regarding the Company’s stock repurchase program, see Note 12, “Shareholders’ Equity and Stock-Based Compensation.”

In accordance with the terms of the Company’s bank card/security agreement, entered into during the fiscal year ended June 30, 2024 with a third-party financial service company that offers business credit cards, the Company is required to keep cash in an account held by the third-party totaling $250,000. Such amount is held as security for the Company’s bank card program with a credit limit of $500,000. Accordingly, this cash deposit held by the third-party financial service company is classified as restricted cash for financial reporting purposes on the Company’s consolidated balance sheets.

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Consolidated Statements of Cash Flows, consists of the following as of the dates presented:

	June 30,
	2024	2023
Cash and cash equivalents	$4,137,055	$10,446,532
Restricted cash	5,328,463	5,122,379
Total cash, cash equivalents, and restricted cash	$9,465,518	$15,568,911

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

In November 2024, the FASB issued ASU No. 2024-03 “Income Statement—Reporting Comprehensive Income (Topic 220): Expense Disaggregation Disclosures,” which requires disaggregated disclosure of income statement expenses. For public business entities, the new requirements will be effective for annual periods beginning December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of adopting this ASU.

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

Accounts Receivable Reserves – Accounts receivable are reported net of reserves and were $845,000, $540,000, and $2.2 million as of June 30, 2024, 2023 and 2022, respectively. Estimates are used to determine the amount of two reserves against trade accounts receivable. The first reserve is an allowance for sales returns. At the time revenue is recognized, the Company estimates future returns using a historical return rate that is reviewed quarterly with consideration of any contractual return privileges granted to customers and it reduces sales and trade accounts receivable by this estimated amount. When cash is received at the time revenue is recognized, the Company records the sales returns in accrued expenses and other liabilities and this amounts to $89,000 and $160,000 at June 30, 2024 and 2023, respectively. When credit is extended at the time revenue is recognized, and the right of offset exists, the allowance for sales returns is netted against accounts receivable and totaled $317,000 and $568,000 at June 30, 2024 and 2023, respectively.

The following are reconciliations of the allowance for sales returns balances for the periods presented:

	Year Ended June 30,
	2024	2023
Balance, beginning of year	$568,000	$591,000
Additions charged to operations	3,925,344	5,405,613
Sales returns	(4,176,344)	(5,428,613)
Balance, end of year	$317,000	$568,000

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

Any accounts with significant balances are reviewed separately to determine an appropriate allowance based on the facts and circumstances of the specific underlying customer account. During its review for the fiscal years ended June 30, 2024 and 2023, the Company determined no additional reserves were necessary for specific accounts. Based on these criteria, management determined that allowances for uncollectible accounts receivable of $312,000 and $183,000 at June 30, 2024 and 2023, respectively, were required.

The following are reconciliations of the allowance for uncollectible accounts balances as of the periods presented:

	Year Ended June 30,
	2024	2023
Balance, beginning of year	$183,000	$85,000
Additions charged to operations	129,000	98,000
Balance, end of year	$312,000	$183,000

Although the Company believes that its reserves are adequate, if the financial condition of its customers deteriorates, resulting in an impairment of their ability to make payments, or if it underestimates the allowances required, additional allowances may be necessary, which would result in increased expense in the period in which such determination is made.

Inventories – Inventories are stated on an average cost basis at the lower of cost or net realizable value, and net of inventory reserves. Inventory costs include direct material and labor, inbound freight, purchasing and receiving costs, inspection costs, and warehousing costs. Any inventory on hand at the measurement date in excess of the Company’s current requirements based on historical and anticipated levels of sales is classified as long-term on the Company’s Consolidated Balance Sheets. The Company’s classification of its inventory as either current or long-term inventory requires it to estimate the portion of on-hand inventory that is expected to be realized over the next 12 months and does not include precious metal, labor, and other inventory purchases expected to be both purchased and realized in cost of sales over the next 12 months.

Each accounting period, the Company evaluates the valuation and classification of inventories including the need for potential inventory cost write-downs to record inventory at the lower of cost or net realizable value, and inventory reserves, which includes significant estimates by management. The Company’s inventory-related valuation allowances for any excess or obsolete inventories, rework, and shrinkage are recorded in the aggregate rather than an individual item approach. The Company uses an individual item approach to record net realizable value write-downs.

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

Impairment of Long-Lived Assets – The Company evaluates the recoverability of its long-lived assets by reviewing them for possible impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The recoverability of assets to be held and used is measured by comparing the carrying value of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured as the amount by which the carrying value exceeds the fair value and such amount is recognized as an operating expense in the period in which the determination is made. As of June 30, 2024, the Company did not identify any indicators of long-lived asset impairment.

In addition to the recoverability assessment, the Company routinely reviews the remaining estimated useful lives of its long-lived assets. Any reduction in the useful-life assumption would result in increased depreciation and amortization expense in the current period in which such determination is made, as well as in subsequent periods.

Leases- The Company determines if an arrangement is a lease at inception. The Company has an operating lease for its corporate headquarters, which includes executive office space, storage, and light manufacturing space. The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease. The lease agreement includes an option to renew or terminate the lease, which is not reasonably certain to be exercised and therefore is not factored into the determination of lease payments. The Company’s lease agreements do not contain any material variable lease payments, material residual value guarantees or any material restrictive covenants.

Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the operating lease. Operating lease Right-of-Use (“ROU”) assets and liabilities are recognized at commencement date of the lease based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate to determine the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company has lease agreements with lease and non-lease components and uses the practical expedient related to treating lease and non-lease components as a single lease component for all leases as well as electing a policy exclusion permitting leases with an original lease term of less than one year to be excluded from the ROU assets and lease liabilities.

Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Variable lease payments that are not based on an index or that result from changes to an index subsequent to the initial measurement of the corresponding lease liability are not included in the measurement of lease ROU assets or liabilities and instead are recognized in earnings in the period in which the obligation for those payments is incurred.

The Company reviews its ROU assets for events or changes in circumstances that may indicate that the carrying amount of such assets may not be recoverable. The carrying amount of an asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying amount of an ROU exceeds its net realizable value, the asset will be written down to its fair value. The Company did not recognize an impairment charge related to the right-of-use assets for the years ended June 30, 2024 or 2023.

Loss Contingencies- From time to time, the Company is involved in litigation, claims, contingencies and other legal matters. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s management team evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates it is probable that a loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates a loss contingency is not probable, but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed. Expected legal costs associated with assessing or potentially settling a contingent liability are expensed as incurred.

Common Stock Presentation- The Company’s no par common stock is reported as Common Stock in the Consolidated Balance Sheets and Statements of Stockholders’ Equity. The Common Stock presented on the Consolidated Balance Sheets and Statements of Stockholders’ Equity includes share issuances and exercised stock options. The Additional Paid-in-Capital presented on the Consolidated Balance Sheets and Statements of Stockholders’ Equity includes stock-based compensation.

Revenue Recognition – Revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. To achieve this principle, the Company performs the following five steps: (i) identification of a contract with a customer; (ii) identification of any separate performance obligations; (iii) determination of the transaction price; (iv) allocation of the transaction price to the performance obligations in the contract; and (v) recognition of revenue when the Company has satisfied the underlying performance obligations. The Company recognizes substantially all of its revenue at a point in time when control of the Company’s goods has passed to the customer with the exception of consigned goods. The Company considers its sole performance obligation related to the shipment of goods satisfied at the time this control is transferred which is typically upon shipment but may be upon delivery depending on the contractual arrangement with the customer. Customer payment terms for these shipments typically range between 30 and 90 days. Customers purchasing items through the Company’s websites pay amounts in advance of the Company transferring control of the goods. Amounts received in advance of the transfer of control are included in deferred revenue within accrued expenses and other liabilities on the consolidated balance sheets until the time of the transfer of control of the goods. The deferred revenue balances as of June 30, 2024, 2023, and 2022 were $301,000, $567,000, and $453,000, respectively. The amounts included in deferred revenue of $567,000 and $453,000 at June 30, 2023 and June 30, 2022, respectively, were recorded in net sales during the fiscal years ended June 30, 2024 and June 30, 2023, respectively. The Company has elected to treat shipping and handling performed after control has transferred to customers as a fulfillment activity, and additionally, has elected the practical expedient to report sales taxes on a net basis. The Company records shipping and handling expense related to product sales as cost of sales.

The Company has a variable consideration element related to most of its contracts in the form of product return rights. At the time revenue is recognized, an allowance for estimated returns is established and any change in the allowance for returns is charged against net sales in the current period. For the Company’s Traditional segment customers, the returns policy generally allows for the return of jewels and finished jewelry with a valid reason for credit within 30 days of shipment. Online Channels segment customers in the Company’s transactional websites, charlesandcolvard.com, moissaniteoutlet.com, and madenetwork.com may also generally return purchases within 30 days of the shipment date in accordance with the Company’s returns policies as disclosed on its charlesandcolvard.com, moissaniteoutlet.com, and madenetwork.com websites.

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

Returns Asset and Refund Liabilities

The Company maintains a returns asset account and a refund liabilities account (recorded in accounts receivable reserve or in accrued expenses and other liabilities if cash is received when revenue is recognized) to record the effects of its estimated product returns and sales returns allowance. The Company’s returns asset and refund liabilities are updated at the end of each financial reporting period and the effect of such changes are accounted for in the period in which such changes occur.

The Company estimates anticipated product returns in the form of a refund liability based on historical return percentages and current period sales levels. The Company also accrues a related returns asset for goods expected to be returned in salable condition, less any expected costs to recover such goods, including return shipping costs that the Company may incur. As of June 30, 2024 and 2023, the Company’s return asset balances were $230,000 and $290,000, respectively, and are included within prepaid expenses and other assets in the accompanying consolidated balance sheets.

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

The Company also offers a cooperative advertising program to certain of its distributor and retail partners that reimburses, via a credit towards future purchases, a portion of their marketing costs based on the customers’ net purchases from the Company and is subject to the customer providing documentation of all advertising performed that includes the Company’s products. For the fiscal years ended June 30, 2024 and 2023, these approximate amounts were $522,000 and $606,000, respectively. These costs are considered contra revenue under the requirements of ASC 606 and are reflected in that manner for Fiscal 2024.

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

General and Administrative – General and administrative costs are expensed as incurred. These costs include the salaries and payroll-related expenses of executive, finance, information technology, and administrative personnel; non-litigation legal, investor relations, and professional fees; general office and administrative expenses; Board of Directors fees; rent; bad debts; and insurance.

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

As of the dates presented, the following table reconciles the differences between the basic and diluted net (loss) income per share presentations:

	Year Ended June 30,
	2024	2023
Numerator:
Net loss	$(14,362,957)	$(19,580,794)

Denominator:
Weighted average common shares outstanding:
Basic	3,034,495	3,037,675
Effect of dilutive securities	-	-
Diluted	3,034,495	3,037,675

Net loss per common share:
Basic	$(4.73)	$(6.45)
Diluted	$(4.73)	$(6.45)

For the fiscal year ended June 30, 2024, stock options to purchase approximately 268,000 shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. For the fiscal year ended June 30, 2023, stock options to purchase approximately 182,000 shares were excluded from the computation of diluted net income per common share because the effect of inclusion of such amounts would be anti-dilutive to net income per common share. Approximately 179,000 shares of unvested restricted stock were excluded from the computation of diluted net income per common share as of June 30, 2023 because the shares were performance-based, and the underlying conditions had not been met as of June 30, 2023.

3.	SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company reports segment information based on the “management” approach. The management approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of the Company’s operating and reportable segments.

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, moissaniteoutlet.com, charlesandcolvarddirect.com, madenetwork.com, third-party online marketplaces, drop-ship retail, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale and retail customers, including its own Charles & Colvard Signature Showroom. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies.”

The Company evaluates the financial performance of its segments based on net sales and product line gross profit, or the excess of product line sales over product line cost of goods sold. The Company’s product line cost of goods sold is defined as direct product cost of goods sold, excluding indirect non-product line cost of goods sold from the Company’s manufacturing and production control departments, comprising personnel costs, depreciation, leases, utilities, and corporate overhead allocations; freight out; inventory write-downs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

Summary financial information by reportable segment for the periods presented is as follows:

	Year Ended June 30, 2024
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$16,567,091	$3,557,813	$20,124,904
Loose jewels	1,014,679	816,889	1,831,568
Total	$17,581,770	$4,374,702	$21,956,472

Product line cost of goods sold
Finished jewelry	$8,571,785	$2,573,212	$11,144,997
Loose jewels	340,299	367,409	707,708
Total	$8,912,084	$2,940,621	$11,852,705

Product line gross profit
Finished jewelry	$7,995,306	$984,601	$8,979,907
Loose jewels	674,380	449,480	1,123,860
Total	$8,669,686	$1,434,081	$10,103,767

Depreciation and amortization	$176,833	$526,533	$703,366

Capital expenditures	$477,475	$476,102	$953,577

	Year Ended June 30, 2023
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$19,607,941	$4,377,673	$23,985,614
Loose jewels	1,884,939	4,075,681	5,960,620
Total	$21,492,880	$8,453,354	$29,946,234

Product line cost of goods sold
Finished jewelry	$9,214,749	$3,182,342	$12,397,091
Loose jewels	705,576	2,039,401	2,744,977
Total	$9,920,325	$5,221,743	$15,142,068

Product line gross profit
Finished jewelry	$10,393,192	$1,195,331	$11,588,523
Loose jewels	1,179,363	2,036,280	3,215,643
Total	$11,572,555	$3,231,611	$14,804,166

Depreciation and amortization	$215,978	$437,179	$653,157

Capital expenditures	$423,150	$806,421	$1,229,571

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the consolidated financial statements is as follows:

	Year Ended June 30,
	2024	2023
Product line cost of goods sold	$11,852,705	$15,142,068
Non-product line cost of goods sold: Manufacturing and production control expenses	2,489,090	2,210,494
Freight out	951,299	1,068,437
Inventory write-downs	1,324,385	6,004,000
Other inventory adjustments	146,620	787,384
Cost of goods sold	$16,764,099	$25,212,383

A reconciliation of the  Company’s consolidated product line gross profit to the Company’s consolidated net loss before income taxes is as follows:

	Year Ended June 30,
	2024	2023
Product line gross profit	$10,103,767	$14,804,166
Non-product line cost of goods sold	(4,911,394)	(10,070,315)
Sales and marketing	(12,546,546)	(13,686,049)
General and administrative	(5,777,217)	(5,023,822)
Legal settlement and related expenses	(1,474,567)	-
Total other income, net	243,000	297,262
Loss before income taxes	$(14,362,957)	$(13,678,758)

The Company recognizes sales by geographic area based on the country in which the customer is based. Sales to international end consumers made through the Company’s transactional websites, charlesandcolvard.com, madenetwork.com, charlesandcolvarddirect.com, and moissaniteoutlet.com, are included in international sales for financial reporting purposes. A portion of the Company’s Traditional segment sales made to international wholesale distributors represents products sold internationally that may be re-imported to U.S. retailers.

All intangible assets, as well as property and equipment, as of June 30, 2024 and 2023, are held and located in the United States.

The following presents net sales data by geographic area for the periods presented:

	Year Ended June 30,
	2024	2023
Net sales
United States	$21,495,716	$29,056,696
International	460,756	889,538
Total	$21,956,472	$29,946,234

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company’s management. The Company’s financial instruments are primarily comprised of cash, cash equivalents, and restricted cash, notes receivable, trade accounts receivable, trade accounts payable and the line of credit. The cash, cash equivalents, and restricted cash, note receivable, trade accounts receivable, and trade accounts payable are reflected in the consolidated balance sheets at carrying value, which approximates fair value due to the short-term nature of these financial instruments.

The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of June 30, 2024 and 2023:

	Fair value measurements on a recurring basis June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Fund (cash equivalents)	$773,613	$-	$-	$773,613
Total Financial Assets	$773,613	$-	$-	$773,613

	Fair value measurements on a recurring basis June 30, 2023
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Fund (cash equivalents)	$5,211,536	$-	$-	$5,211,536
Total Financial Assets	$5,211,536	$-	$-	$5,211,536

There were no assets measured at fair value on a non-recurring basis as of June 30, 2024 or 2023.

As of June 30, 2024, the line of credit was $2.3 million. The line of credit is reflected in the consolidated balance sheet at carrying value, which approximates fair value due to its short-term nature and variable interest rate, which is considered a level 2 fair value measurement.

5.	NOTE RECEIVABLE

On March 5, 2021, the Company entered into a $250,000 convertible promissory note agreement (the “ Convertible Promissory Note”), with an unrelated third-party strategic marketing partner. The Convertible Promissory Note is unsecured and was scheduled originally to mature on March 5, 2022. In February 2022, the Company entered into an amendment to the Convertible Promissory Note that was effective as of December 9, 2021 and changed the maturity date to September 30, 2022. Effective September 26, 2022, the Company further amended the Convertible Promissory Note (the “September 2022 Amendment”) and changed the maturity date to June 20, 2024.  Effective June 20, 2024, the Company further amended the Convertible Promissory Note (the “June 2024 Amendment”) and changed the maturity date to March 31, 2025 (the “Maturity Date”). In accordance with the terms of the June 2024 Amendment, the note receivable is classified as a current note receivable within the accompanying consolidated financial statements as of June 30, 2024.
Interest is accrued at a simple rate of 0.14% per annum and will continue to accrue until the Convertible Promissory Note is converted in accordance with the conversion privileges contained within the Convertible Promissory Note or is repaid. Principal outstanding during an event of default accrues interest at the rate of 5% per annum. In accordance with the terms of the September 2022 Amendment, accrued and unpaid interest on the Convertible Promissory Note is classified as a current asset and included in other current assets in the accompanying consolidated financial statements as of June 30, 2024.

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

6.	INVENTORIES

The Company’s total inventories, net consisted of the following as of the dates presented:

	June 30,
	2024	2023
Finished jewelry:
Raw materials	$1,014,072	$1,288,906
Work-in-process	433,150	1,223,670
Finished goods	10,927,372	12,772,611
Finished goods on consignment	2,247,609	2,039,506
Total finished jewelry	14,622,203	17,324,693
Loose jewels:
Raw materials	1,908,677	421,603
Work-in-process	5,393,035	6,131,853
Finished goods	2,577,648	2,294,270
Finished goods on consignment	201,345	254,323
Total loose jewels	10,080,705	9,102,049
Total supplies inventory	227,477	326,834
Total inventory	$24,930,385	$26,753,576

As of the dates presented, the Company’s total inventories, are classified as follows:

	June 30,
	2024	2023
Short-term portion	$7,507,303	$7,476,046
Long-term portion	17,423,082	19,277,530
Total inventory	$24,930,385	$26,753,576

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished goods set with moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of June 30, 2024 and 2023, work-in-process inventories issued to active production jobs approximated $841,000 and $1.99 million, respectively.

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

The Company’s inventories are stated at the lower of cost or net realizable value on an average cost basis. Each accounting period the Company evaluates the valuation and classification of inventories including the need for potential inventory write-downs and reserves for excess and obsolete inventories, which also include significant estimates by management. Inventory write-downs are included in cost of goods sold.

In the year-ended June 30, 2024, management determined for certain finished jewelry inventory, evidence existed that the net realizable value of this inventory had fallen below that of its historical carrying cost. For the fiscal year ended June 30, 2024, the write-down of approximately $1.3 million of the Company’s finished jewelry inventory was recorded to adjust the carrying value of such inventory to its net realizable value.

In the year-ended June 30, 2023, as a result of the deterioration of marketability of certain of the Company’s loose jewels inventory, management determined that the inventory has lost certain of its revenue-generating ability and the net realizable value of this inventory has fallen below that of its historical carrying cost.As such, the Company recorded a combination of inventory reserves and cost write-downs totaling approximately $5.9 million for its non-Forever One™ loose jewels inventory. The non-Forever One™ material inventory is comprised of raw materials, or boules, work-in-process gemstones, and loose finished gemstones.

7.	PROPERTY AND EQUIPMENT

Property and equipment, net, consists of the following as of the dates presented:

	June 30,
	2024	2023
Computer software	$3,659,623	$2,865,994
Machinery and equipment	1,210,772	1,203,585
Computer hardware	1,972,062	1,841,972
Leasehold improvements	2,235,102	2,213,330
Furniture and fixtures	676,916	676,014
Total	9,754,475	8,800,895
Less accumulated depreciation	(6,992,857)	(6,309,326)
Property and equipment, net	$2,761,618	$2,491,569

Depreciation expense for the fiscal years ended June 30, 2024 and 2023 was approximately $683,000 and $639,000, respectively.

8.	INTANGIBLE ASSETS

Intangible assets, net, consist of the following as of the dates presented:

			Weighted
			Average
			Remaining
			Amortization
	June 30,		Period
	2024	2023	(in Years)
Patents	$1,017,007	$1,017,007	11.6
Trademarks	380,612	296,294	9.0
License rights	6,718	6,718	-
Total	1,404,337	1,320,019
Less accumulated amortization	(1,034,151)	(1,014,316)
Intangible assets, net	$370,186	$305,703

Amortization expense for the fiscal years ended June 30, 2024 and 2023 was approximately $20,000 and $14,000, respectively. Amortization expense on existing intangible assets is estimated to be approximately $28,000 for the fiscal year ending June 30, 2025, approximately $20,000 for each of the fiscal years ending June 30, 2026, 2027, 2028 and 2029. The amortization expense for the remaining unamortized balance of the total intangible assets, net, will be recognized in fiscal years ending after June 30, 2029.

9.	ACCRUED EXPENSES AND OTHER LIABILITIES

Total accrued expenses and other liabilities consist of the following as of the dates presented:

	June 30,
	2024	2023
Legal loss settlement	$1,474,567	$-
Deferred revenue	301,158	566,896
Accrued compensation and related benefits	145,903	382,630
Accrued cooperative advertising	415,324	243,861
Accrued sales tax and franchise taxes	211,337	202,091
Other accrued expenses	102,243	160,001
Accrued expenses and other liabilities	$2,650,532	$1,555,479

As of June 30, 2024, $1.47 million of the $4.77 million interim Wolfspeed arbitration award was recorded in accrued expenses and other liabilities. The remaining $3.30 million is recorded in accounts payable.

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

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. Upon execution of the third amendment to the Lease Agreement (the “Lease Amendment”) on January 29, 2021, the Lease Amendment included a rent abatement in the amount of approximately $214,000, which is reflected in the rent payments used in the calculation of the right-of-use (“ROU”) asset and lease liability once remeasured upon the execution of the Lease Amendment to extend the lease term. The Lease Amendment also included an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. As of the fiscal year ended June 30, 2024, the Company has been reimbursed approximately $506,000 by the landlord for qualified leasehold improvements in accordance with the terms of the Lease Amendment. After June 30, 2024, the Company received the remaining $39,000. This reimbursement by the landlord reduced the remaining ROU asset by the same amount and is being recognized prospectively over the remaining term of the lease.

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease.

The Company’s balance sheet classifications of its leases are as follows:

	June 30,
	2024	2023
Operating Leases:
Noncurrent operating lease ROU assets	$1,556,653	$2,183,232

Current operating lease liabilities	$904,330	$880,126
Noncurrent operating lease liabilities	1,201,722	2,047,742
Total operating lease liabilities	$2,106,052	$2,927,868

The Company’s total operating lease cost was approximately $698,000 and $698,000 for the fiscal years ended June 30, 2024 and 2023, respectively.

For the fiscal year ended June 30, 2024, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 2.33 years. For the fiscal year ended June 30, 2023, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 3.33 years

As of June 30, 2024, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2025	$918,236
2026	943,487
2027	317,327
2028	-
Total lease payments	2,179,050
Less: imputed interest	72,998
Present value of lease payments	2,106,052
Less: current lease liability	904,330
Total long-term lease liability	$1,201,722

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the fiscal years ended June 30, 2024 and 2023, cash paid for operating leases was approximately $894,000 and $916,000, respectively.

Purchase Commitments

On December 12, 2014, the Company entered into an exclusive supply agreement (the “Supply Agreement”) with Wolfspeed, Inc., formerly known as Cree, Inc. (“Wolfspeed”). Under the Supply Agreement, subject to certain terms and conditions, the Company agreed to exclusively purchase from Wolfspeed, and Wolfspeed agreed to exclusively supply, 100% of the Company’s required SiC materials in quarterly installments that were required to equal or exceed a set minimum order quantity, contingent on the Company submitting purchase orders. The initial term of the Supply Agreement was scheduled to expire on June 24, 2018.

Effective June 22, 2018, the Company and Wolfspeed amended the Supply Agreement to extend the expiration date to June 25, 2023. This amendment also (i) provided the Company with one option, subject to certain conditions, to unilaterally extend the term of the Supply Agreement for an additional two-year period following expiration of the initial term; (ii) established a process by which Wolfspeed may begin producing alternate SiC material based on the Company’s specifications that will give the Company the flexibility to use the materials in a broader variety of its products; and (iii) permitted the Company to purchase certain amounts of SiC materials from third parties under limited conditions.

Effective June 30, 2020, the Company and Wolfspeed further amended the Supply Agreement was further amended to extend the expiration date to June 29, 2025. This amendment also, among other things, (i) spread the Company’s total purchase commitment, contingent on the Company submitting a purchase order, under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) established a process by which Wolfspeed has agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permitted the Company to purchase revised amounts of SiC materials from third parties under limited conditions.

Approximately $24.75 million of the Company’s commitment under the Supply Agreement was available to be purchased as of June 30, 2024. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals ranged from approximately $4.00 million to $10.00 million each year.

During the fiscal years ended June 30, 2024 and 2023, the Company purchased approximately $2.00 and $1.80 million, respectively, of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

On July 28, 2023, Wolfspeed initiated a confidential arbitration against the Company for breach of contract claiming damages, plus interest, costs, and attorneys’ fees. On February 10, 2025, the Company and Wolfspeed entered into a settlement agreement related to the Wolfspeed arbitration. Under the settlement agreement the Company terminated the exclusive supply agreement and agreed to pay Wolfspeed a total of  $4.77 million, which includes the purchased and consigned inventory, Wolfspeed’s attorney fees in connection with the arbitration, and interest, which totals $1.48 million and is recorded in legal settlement and related expenses in the accompanying consolidated statement of operation. The final settlement amount is to be paid $500,000 on February 11, 2025, $1.83 million on or before February 28, 2025, and $2.44 million on or before December 31, 2025. As of June 30, 2024, the Company accrued $4.77 million related to the final settlement and expected payments.

11.	DEBT

Line of Credit

Effective July 7, 2021, the Company obtained from JPMorgan Chase a $5.00 million cash collateralized line of credit facility (the “JPMorgan Chase Credit Facility”). The JPMorgan Chase Credit Facility may be used for general corporate and working capital purposes, including permitted acquisitions and certain additional indebtedness for borrowed money, installment obligations, and obligations under capital and operating leases. The JPMorgan Chase Credit Facility is secured by a cash deposit in the amount of $5.1 million held by JPMorgan Chase as collateral for the line of credit facility and was scheduled to mature on July 31, 2022. Effective July 28, 2022, the JPMorgan Chase Credit Facility was amended to, among other things, extend the maturity date to July 31, 2023, and append the Company’s obligations under the JPMorgan Chase Credit Facility to be guaranteed by the Company’s wholly owned subsidiaries, Charles & Colvard Direct, LLC, charlesandcolvard.com, LLC, and moissaniteoutlet.com, LLC. Effective, June 21, 2023, the JPMorgan Chase Credit Facility was amended further to extend the maturity date to July 31, 2024. Effective July 29, 2024, the JPMorgan Chase Credit Facility was amended further to extend the maturity date to October 31, 2024, and effective October 31, 2024, the JPMorgan Chase Credit Facility was amended further to extend the maturity date to January 31, 2025.

Each advance under the JPMorgan Chase Credit Facility, as amended, accrues interest at a rate equal to the sum of JPMorgan Chase’s monthly secured overnight financing rate (“SOFR rate”) to which JPMorgan Chase is subject with respect to the adjusted SOFR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum and an unsecured to secured interest rate adjustment of 0.10% per annum. Prior to the July 31, 2022 amendment, each advance under the JPMorgan Chase Credit Facility would have accrued interest at a rate equal to JPMorgan Chase’s monthly LIBOR rate multiplied by a statutory reserve rate for eurocurrency funding to which JPMorgan Chase is subject with respect to the adjusted LIBOR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum. Interest is calculated monthly on an actual/360-day basis and payable monthly in arrears. The interest rate on the credit facility was 6.67% as of June 30, 2024. Principal outstanding during an event of default, at JPMorgan Chase’s option, accrues interest at a rate of 3% per annum in excess of the above rate. Any advance may be prepaid in whole or in part without penalty at any time.

The JPMorgan Chase Credit Facility is evidenced by a credit agreement, as amended, between JPMorgan Chase and the Company (the “JPMorgan Chase Credit Agreement”), effective as of June 21, 2023, and customary ancillary documents, in the principal amount not to exceed $5.00 million at any one time outstanding and a line of credit note (the “JPMorgan Chase Line of Credit Note”) in which the Company promises to pay on or before January 31, 2025, the amount of $5.00 million or so much thereof as may be advanced and outstanding. In the event of default, JPMorgan Chase, at its option, may accelerate the maturity of advances outstanding under the JPMorgan Chase Credit Facility. The JPMorgan Chase Credit Agreement and ancillary documents contain customary covenants, representations, fees, debt, contingent obligations, liens, loans, leases, investments, mergers, acquisitions, divestitures, subsidiaries, affiliate transactions, changes in control, as well as indemnity, expense reimbursement, and confidentiality provisions.

In connection with the JPMorgan Chase Credit Facility, effective July 7, 2021, the Company incurred a non-refundable origination fee in the amount of $10,000 that was paid in full to JPMorgan Chase upon execution of the JPMorgan Chase Credit Facility on July 12, 2021. No origination fee was paid to JPMorgan Chase in connection with amending the JPMorgan Chase Credit Facility on July 28, 2022, June 21, 2023, July 29, 2024, and October 31, 2024. The Company also agreed to maintain its primary banking depository and disbursement relationship with JPMorgan Chase.

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

As of June 30, 2024, the Company has borrowed $2.3 million against the JPMorgan Chase Credit Facility and incurred $40,000 of interest expense related to the JPMorgan Chase Credit Facility. See Note 16, which notes on January 31, 2025, the Company elected not to renew the cash collateralized $5.0 million line of credit facility with JP Morgan Chase Bank, N.A.

12.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of June 30, 2024 and 2023, it had 3,118,273 and 3,052,370 shares of common stock outstanding, respectively. Holders of the Company’s common stock are entitled to one vote for each share held.

During the fiscal year ended June 30, 2024, the Company changed the presentation of $10 million related to the 2019 and 2020 Common Stock share issuances from additional paid-in capital to common stock in the Consolidated Balance Sheet and Statement of Stockholders’ Equity to comply with its previously established accounting policy. This change in presentation had no impact on the Company’s consolidated financial position or consolidated results of operations as of or for the fiscal year ended June 30, 2024.

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of June 30, 2024.

Repurchases of Common Stock

Pursuant to authority granted by the Company’s Board of Directors on April 29, 2022, the Company can repurchase  up to approximately $5.00 million in shares outstanding of the Company’s common stock over the three-year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases are generally at the discretion of the Company’s management. As the Company repurchases its common shares, which have no par value, the Company reports such shares held as treasury stock on the accompanying consolidated balance sheets as of June 30, 2024 and 2023, with the purchase price recorded within treasury stock.

During the fiscal years ended June 30, 2024 and 2023, the Company repurchased 0 shares and 35,116 shares, respectively, of the Company’s common stock for an aggregate price of $0 and $451,815, respectively, pursuant to the repurchase authorization.

Dividends

The Company paid no cash dividends during the fiscal years ended June 30, 2024 and 2023.

Shelf Registration Statement

The Company has an effective shelf registration statement on Form S-3 on file with the U.S. Securities and Exchange Commission (the “SEC”) which allows it to periodically offer and sell, individually or in any combination, shares of common stock, shares of preferred stock, warrants to purchase shares of common stock or preferred stock, and units consisting of any combination of the foregoing types of securities, up to a total of $ 25.00 million, of which all is available. The Company may offer and sell no more than one-third of its public float (which is the aggregate market value of the Company’s outstanding common stock held by non-affiliates) in any 12-month period. The shelf registration statement is currently not available to offer or sell shares of common stock due to the Company’s late periodic filings.

After the Company regains eligibility to offer or sell shares of common stock pursuant to the shelf registration statement, the Company’s ability to issue equity securities under the effective shelf registration statement is subject to market conditions.

Reverse Stock Split

On May 14, 2024, the Company effected a 1-for-10 reverse stock split of its common stock.  Unless otherwise indicated, all share amounts, per share data, share prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.

Equity Compensation Plans

2018 Equity Incentive Plan

On November 21, 2018, the shareholders of the Company approved the adoption of the Charles & Colvard, Ltd. 2018 Equity Incentive Plan, (the “2018 Plan”). The 2018 Plan will expire by its terms on September 20, 2028.

The 2018 Plan provides for the grant of equity-based awards to selected employees, directors, and consultants of the Company and its affiliates. The aggregate number of shares of the Company’s common stock that could be issued pursuant to awards granted under the 2018 Plan are not to exceed the sum of 3,300,000 plus the number of shares of common stock underlying any award granted under any stock incentive plan maintained by the Company prior to the 2018 Plan (each, a “2018 Prior Plan”) that expires, terminates or is canceled or forfeited under the terms of the 2018 Prior Plans. Stock options granted to employees under the 2018 Plan generally vest over four years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Stock option awards granted to members of the Board of Directors generally vest at the end of one year from the date of the grant. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally four years or less. Only stock options and restricted stock have been granted under the 2018 Plan. As of June 30, 2024 and 2023, there were 220,114 and 126,135 stock options outstanding under the 2018 Plan, respectively. There were 192,837 options available for future issuance as of June 30, 2024.

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

The 2008 Plan authorized the Company to grant stock options, stock appreciation rights, restricted stock, and other equity awards to selected employees, directors, and independent contractors. The aggregate number of shares of the Company’s common stock that could be issued pursuant to awards granted under the 2008 Plan were not to exceed the sum of 6,000,000 plus any shares of common stock subject to an award granted under any stock incentive plan maintained by the Company prior to the 2008 Plan (each, a “2008 Prior Plan”) that is forfeited, cancelled, terminated, expires, or lapses for any reason without the issuance of shares pursuant to the award, or shares subject to an award granted under a 2008 Prior Plan which shares are forfeited to, or repurchased or reacquired by, the Company. Stock options granted to employees under the 2008 Plan generally vest over four years and have terms of up to 10 years. The vesting schedules and terms of stock options granted to independent contractors vary depending on the specific grant, but the terms are no longer than 10 years. Stock option awards granted to members of the Board of Directors generally vest at the end of one year from the date of the grant. The vesting schedules of restricted stock awards granted to employees or independent contractors vary depending on the specific grant but are generally four years or less. Only stock options and restricted stock had been granted under the 2008 Plan. As of June 30, 2024 and 2023, there were 47,950 and 55,670 stock options outstanding under the 2008 Plan, respectively.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Year Ended June 30,
	2024	2023
Employee stock options	$237,744	$225,694
Restricted stock awards	-	23,734
Total	$237,744	$249,428

No stock-based compensation was capitalized as a cost of inventory during the fiscal years ended June 30, 2024 and 2023.

Stock Options

The following is a summary of the stock option activity for the fiscal years ended June 30, 2024 and 2023:

	Shares	Weighted Average Exercise Price
Outstanding at June 30, 2022	165,918	$13.20
Granted	27,078	$10.23
Forfeited	(6,589)	$19.84
Expired	(4,602)	$17.58
Outstanding at June 30, 2023	181,805	$12.41
Granted	117,859	$3.55
Forfeited	(11,325)	$9.61
Expired	(20,275)	$18.89
Outstanding at June 30, 2024	268,064	$8.14

The weighted average grant date fair value of stock options granted during the fiscal years ended June 30, 2024 and 2023 was $2.09 and $5.91, respectively. The total fair value of stock options that vested during the fiscal years ended June 30, 2024 and 2023 was approximately $229,000 and $229,000, respectively.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following weighted average assumptions for stock options granted during the periods presented:

	Year Ended June 30,
	2024	2023
Dividend yield	0.0%	0.0%
Expected volatility	65.5%	61.0%
Risk-free interest rate	4.20%	3.75%
Expected lives (years)	5.1	5.4

The following tables summarize information in connection with stock options outstanding at June 30, 2024:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of June 30, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of June 30, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of June 30, 2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
268,064	7.05	$8.14	169,806	5.71	$10.31	262,564	7.00	$8.21

As of June 30, 2024, the unrecognized stock-based compensation expense related to unvested stock options was approximately $125,000, which is expected to be recognized over a weighted average period of approximately 13 months.

The aggregate intrinsic value of stock options outstanding and vested or expected to vest on June 30, 2024 and 2023 was approximately $0 and $127,000, respectively. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock on June 30, 2024 and 2023, respectively, less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These amounts represent the amounts that would have been received by the optionees had these stock options been exercised on those dates. There were no stock options exercised during the fiscal year ended June 30, 2024.

Restricted Stock

During the twelve-month period ended June 30, 2024 there were no restricted stock shares awarded to plan participants. The unvested restricted shares as of September 30, 2023, which totaled 17,875 with a weighted average grant date fair value of $9.65, were all performance-based restricted shares and were scheduled to vest in July 2023, subject to achievement of the underlying performance goals. None of these shares vested during the twelve-month period ended June 30, 2024, and these shares were canceled in the three-month period ended as of December 31, 2023 as the underlying performance goals were not met.

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

The Company’s income tax net expense for the periods presented comprises the following:

	Year Ended June 30,
	2024	2023
Current:
Federal	$-	$-
State	-	(50,132)
Total current expense	-	(50,132)

Deferred:
Federal	-	(5,568,311)
State	-	(283,593)
Total deferred expense	-	(5,851,904)
Income tax net expense	$-	$(5,902,036)

Significant components of the Company’s noncurrent deferred tax assets, net, as of the dates presented are as follows:

	June 30,
	2024	2023
Deferred tax assets:
Reversals and accruals	$525,273	$183,907
Federal net operating loss (“NOL”) carryforwards	8,028,853	5,198,460
State NOL carryforwards	1,121,248	743,287
Hong Kong NOL carryforwards	995,566	995,566
Section 263A adjustment	47,449	120,078
Stock-based compensation	144,056	107,842
Inventory valuation & obsolescence reserve	3,273,820	3,465,024
Operating lease liabilities	513,797	703,254
Noncurrent deferred tax assets	14,650,062	11,517,418
Valuation allowance	(13,942,975)	(10,562,696)
Noncurrent deferred tax assets, net	707,087	954,722
Deferred tax liabilities:
Prepaid expenses	(15,595)	(15,770)
Depreciation	(379,764)	(414,555)
Operating lease right-of-use assets	(311,728)	(524,397)
Noncurrent deferred tax liabilities	(707,087)	(954,722)
Total noncurrent deferred tax assets, net	$-	$-

The following are reconciliations between expected income taxes, computed at the applicable statutory federal income tax rate applied to pretax accounting income, and the income tax net expense for the periods presented:

	Year Ended June 30,
	2024	2023
Anticipated income tax benefit (expense) at the statutory rate	$3,008,880	$2,872,539
State income tax benefit (expense), net of federal tax effect	408,795	430,355
Income tax effect of uncertain tax positions	-	-
Return to provision adjustments	-	-
Stock-based compensation	(18,988)	(67,627)
Other changes in deferred income tax assets, net	(18,408)	(16,820)
Increase in valuation allowance	(3,380,279)	(9,120,483)
Income tax net expense	$-	$(5,902,036)

The Company’s statutory tax rate as of June 30, 2024 is 23.07% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 2.07%, net of the federal benefit. The Company’s statutory tax rate as of the fiscal year ended June 30, 2023 was 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94%, net of the federal benefit. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended. Driven by the establishment of the valuation allowance during the year ended June 30, 2023, the Company’s effective tax rate for the fiscal year ended June 30, 2024 was 0%. For the fiscal year ended June 30, 2023, the Company’s effective income tax rate was a negative 43.15%.

As of each reporting date, management considers new evidence, both positive and negative, that could impact the Company’s view with regard to future realization of deferred tax assets. During the three months ended March 31, 2023, management determined that due to the worsening global macro-economic conditions and heightened levels of inflation, including fears of recession, coupled with the effects from worldwide political unrest and the ongoing economic impact from the COVID pandemic, the risks associated with these conditions led management to conclude that it was not more likely than not the Company would have sufficient future taxable income to utilize its deferred tax assets. Additionally, the Company’s management determined that the positive evidence was no longer sufficient to offset available negative evidence, primarily as a result of the pre-tax operating losses incurred during the three- and nine-month periods ended March 31, 2023. Consequently, management established a full valuation allowance against the Company’s deferred tax assets. As of June 30, 2023 and 2024, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a full valuation allowance against its deferred tax assets.

As of June 30, 2024 and 2023, the Company had federal tax net operating loss carryforwards of approximately $38.21 million and $24.76 million, respectively, expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.20 million and  $20.01 million, respectively, expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2027 and 2040, which can be used to offset against future state taxable income.

As of each of June 30, 2024 and 2023, there was approximately $6.03 million in net operating loss carryforwards in Hong Kong. In accordance with the Hong Kong tax code, these amounts can be carried forward indefinitely to offset future taxable income in Hong Kong. The Company’s deferred tax assets in Hong Kong were fully reserved with a valuation allowance of $996,000 as of each of June 30, 2024 and 2023, and had been fully reserved in all prior fiscal periods due to the uncertainty of future taxable income in this jurisdiction to utilize the deferred tax assets. Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, was entered into dormancy as of September 30, 2020, following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. If the Company uses any portion of its deferred tax assets in future periods, the valuation allowance would need to be reversed and may impact the Company’s future operating results.

14.	MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

At times, a portion of the Company’s accounts receivable will be due from customers that have individual balances of 10% or more of the Company’s total gross accounts receivable.

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	June 30,
	2024	2023
Customer A	19%	24%
Customer B	15%	14%
Customer C	15%	14%
Customer D	12%	* %

*	Customer D did not have an individual balance that represented 10% or more of total gross accounts receivable as of June 30, 2023.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent greater than or equal to 10% of total net sales for the periods presented:

	Year Ended June 30,
	2024	2023
Customer E	13%	14%

The customer above is included in the Company’s Traditional segment. The Company records its sales returns allowance at the corporate level based on several factors including historical sales return activity and specific allowances for known customer returns.

15.	EMPLOYEE BENEFIT PLAN

All full-time employees who meet certain length of service requirements are eligible to participate in and receive benefits from the Company’s 401(k) Plan. This plan provides for matching contributions by the Company in such amounts as the Board of Directors may annually determine, as well as a 401(k) option under which eligible participants may defer a portion of their salaries. The Company contributed a total of approximately $155,000 and $171,000 to its employee benefit defined contribution plan during the fiscal years ended June 30, 2024 and 2023, respectively.

16.	SUBSEQUENT EVENTS

On July 29, 2024 and November 6, 2024, the Company renewed its cash collateralized $5.0 million line of credit facility with JP Morgan Chase Bank, N.A.  See Note 11, “Debt”, for a more detailed description of the Company’s credit facility.

On January 31, 2025, the Company elected not to renew the cash collateralized $5.0 million line of credit facility with JP Morgan Chase Bank, N.A. Upon the expiration of the $5.0 million line of credit, the $5 million of restricted cash was used to settle the outstanding balance on the line of credit and the remaining cash balance became unrestricted.

On February 10, 2025, the Company and Wolfspeed entered into a settlement agreement related to the Wolfspeed arbitration and terminated the exclusive supply agreement with Wolfspeed. See Note 10, “Commitments and Contingencies”, for a more detailed description of the Wolfspeed arbitration and settlement agreement.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective at the reasonable assurance level.

Material Weaknesses in Internal Control over Financial Reporting

During the fiscal year ended June 30, 2024, management identified a deficiency constituting a material weakness related to the design and maintenance of information technology general controls (“ITGCs”) related to user access and logical access, over the Company’s key financial reporting systems. Specifically, this material weakness resulted in segregation of duties conflicts for certain individuals, primarily related to journal entries. Additionally, certain business process controls that are dependent upon data from these systems were also determined to be ineffective.

During the fiscal year ended June 30, 2024, management also identified a deficiency constituting a material weakness related to the design and maintenance of effective controls for substantially all business processes. Specifically, management did not design certain review controls with sufficient precision to meet the control objective or retain sufficient evidence of the operation of controls.

Remediation Efforts

We have commenced measures to remediate the identified material weaknesses. Management has been and will continue designing and implementing an improved process for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, as well as enhancing the precision of management review controls. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time for management to conclude, through testing, that the controls are operating effectively. The identified material weaknesses are not considered remediated as of June 30, 2024 as remediation efforts are ongoing.

Changes in Internal Control over Financial Reporting

We routinely review our internal control over financial reporting and from time to time make changes intended to enhance the effectiveness of our internal control over financial reporting. During the three months ended June 30, 2024, we made no changes to our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In making the assessment of internal control over financial reporting, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (2013). Based on that assessment and those criteria, management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, determined that our internal control over financial reporting was not effective as of June 30, 2024 due to the material weaknesses described above.

Item 9B.	Other Information

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

Name	Age	Position(s) with Charles & Colvard, Ltd.	Director Since
Neal I. Goldman	80	Director and Chairman of the Board of Directors	June 2014
Anne M. Butler	75	Director	June 2012
Don O’Connell	59	Director, President and Chief Executive Officer	June 2020
Ollin B. Sykes	73	Director	May 2008

Neal I. Goldman has served as a director of our Company since June 2014, as Executive Chairman of the Board of Directors from January 2015 until August 2017, and as Chairman of the Board of Directors since August 2017. Mr. Goldman has served as President of Goldman Capital Management, Inc., an investment advisory firm, since he founded the firm in 1985. Prior to that, Mr. Goldman was an analyst and portfolio manager at Shearson/American Express Inc. Mr. Goldman served on the Board of Directors of Blyth, Inc. (NYSE: BTH), a multi-channel company focused on the direct-to-consumer market, and includes in its portfolio two direct sales companies, PartyLite Gifts, Inc. (“PartyLite”), and ViSalus Sciences, from 1991 to August 2014. From August 2012 through November 2020, Mr. Goldman served on the Board of Imageware Systems, Inc. (OTCQB: IWSY), a leading company in the emerging market for biometrically enabled software-based identity management solutions.  In August 2018, he was appointed to the Board of Directors of iPass Inc. (Nasdaq: IPAS), a leading provider of global mobile connectivity, and served until that company was acquired in February 2019. Mr. Goldman has also served on the Board of Directors of Koil Energy Solutions, Inc. (OTCQB: KLNG) (previously Deep Down Inc. (OTCQB: DPDW)), an oilfield services company specializing in complex deepwater and ultra-deepwater oil production distribution system support services, since April 2019.  Mr. Goldman has also served on the Board of Directors of Milestone Scientific Inc. (NYSE American: MLSS), a biomedical technology research and development company, since April 2019, and was appointed Chairman of its Board of Directors in January 2023. Our Board of Directors has determined that Mr. Goldman’s extensive experience with the investment advisory industry, including his service as President of Goldman Capital Management, Inc., qualifies him to serve on the Board of Directors.

Anne M. Butler has served as a director of our Company since June 2012. Since January 2012, Ms. Butler has served as CEO of Butler Advisors, a consulting firm specializing in strategic and operational advising to private equity, venture capital, and institutional investors on direct selling acquisitions and management. As a leading executive in the direct selling industry, Ms. Butler has successfully run global businesses for Avon Products, Inc. (“Avon”), Aloette Cosmetics, Mary Kay Cosmetics, Inc. (“Mary Kay”), and PartyLite. Ms. Butler started her career with Avon, where she held a variety of progressive assignments across marketing, sales, new market expansion, and new business development while serving as Director of Marketing in Spain, Vice President of Avon Fashions in Brazil, and as General Manager, Avon Fashions for Continental Europe. At Mary Kay, Ms. Butler served as President of the Western and Central Europe business and subsequently successfully expanded the European business at PartyLite where she advanced to President, PartyLite International. Ms. Butler was appointed Worldwide President of PartyLite in May 2007, a position she held until January 2012. She also served on the Board of ViSalus Sciences, the weight loss and fitness direct sales subsidiary of Blyth, Inc. Ms. Butler served on the Board of AdvoCare International from July 2015 to June 2019. Ms. Butler currently serves on the Board of Autism Collier.  Our Board of Directors has determined that Ms. Butler’s leadership in several public companies, as well as her background in marketing and global operations, qualifies her to serve on the Board of Directors.

Don O’Connell was appointed as our President and Chief Executive Officer and as a director of our Company on June 1, 2020.  Mr. O’Connell previously served as our Chief Operating Officer and Senior Vice President, Supply Chain & Distribution since May 23, 2017, and our Senior Vice President, Supply Chain & Distribution from March 2016 to May 2017. Prior to joining our Company, Mr. O’Connell served as Executive Vice President Operations & Global Jewelry Business Solutions at OFT Investment & Management Group, a fine jewelry solutions and services group, from February 2012 to March 2016. Prior to his employment with OFT Investment Management Group, Mr. O’Connell spent seven years with the Richline Group, LLC, a wholly owned subsidiary of Berkshire Hathaway, as Vice President, Operations & Procurement, both Foreign & Domestic. Prior to that, he was Vice President, Operations at Aurafin’s gem group division in Tamarac, FL and La Paz, Bolivia as well as Vice President, Manufacturing & Contracting with OCON Enterprise. Our Board of Directors has determined that Mr. O’Connell’s extensive operations and distribution background working with gemstone and fine jewelry companies qualifies him to serve on the Board of Directors.

Ollin B. Sykes has served as a director of our Company since May 2008. Since 1984, he has served as the President of Sykes & Company, P.A., a regional accounting firm specializing in accounting, tax, and financial advisory services. Mr. Sykes earned his Bachelor of Science degree in accounting at Mars Hill College and is a Certified Public Accountant, a Certified Information Technology Professional, and a Certified Management Accountant. Mr. Sykes served as a director of Hampton Roads Bankshares, Inc. (Nasdaq: HMPR), a financial holding company operating in North Carolina, Maryland eastern shore, and Virginia, from December 2008 until December 31, 2010. He also served as a director of Bank of Hampton Roads, a wholly owned subsidiary of Hampton Roads Bankshares, Inc. from January 2011 to June 2016. Our Board of Directors has determined that Mr. Sykes’s background in accounting and finance and his accounting certifications qualify him to serve on the Board of Directors.

EXECUTIVE OFFICERS

Certain information regarding our executive officers is set forth below. Executive officers are appointed by the Board of Directors to hold office until their successors are duly appointed and qualified or until their resignation, retirement, death, removal or disqualification. The information appearing below and certain information regarding beneficial ownership of securities by certain executive officers contained in this proxy statement has been furnished to us by the executive officers. Information regarding Mr. O’Connell is included in the director profiles set forth above.

Name	Age	Title	Executive Officer Since
Don O’Connell	59	President and Chief Executive Officer and Director	May 2017
Clint J. Pete	63	Chief Financial Officer and Treasurer	December 2016

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

CORPORATE GOVERNANCE

Independent Directors

In accordance with the listing rules of The Nasdaq Stock Market LLC (“Nasdaq”), our Board of Directors must consist of a majority of “independent directors,” as determined in accordance with Nasdaq Rule 5605(a)(2). The Board of Directors has determined that current directors Ms. Butler, Mr. Goldman, and Mr. Sykes are independent directors in accordance with applicable Nasdaq listing rules. The Board of Directors had previously determined that Benedetta Casamento, a former director who served on the board during Fiscal 2024 and resigned from the Board on January 20, 2025, was independent. The Board of Directors performed a review to determine the independence of its members and made a subjective determination as to each member that no transactions, relationships, or arrangements exist that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of our Company. In making these determinations, the Board of Directors reviewed the information provided by the directors with regard to each individual’s business and personal activities as they may relate to us and our management.

Standing Committees of the Board of Directors

The Board of Directors has established an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee as standing committees of the Board of Directors. Each of these committees is governed by a formal written charter approved by the Board of Directors, copies of which are available on our website at https://ir.charlesandcolvard.com/governance/corporate-governance. Each committee is composed solely of independent directors. The following is a brief description of the responsibilities of each of these standing committees and their composition.

Ms. Casamento resigned from the Board of Directors on January 20, 2025. Prior to her resignation, Ms. Casamento served on the Audit Committee as the Chairperson, the Compensation Committee, and the Nominating & Governance Committee during Fiscal 2024 through her resignation on January 20, 2025.

Audit Committee

The Audit Committee represents and assists the Board of Directors in its general oversight of our Company’s accounting and financial reporting processes, audits of the financial statements, and internal control and audit functions. The Audit Committee has the authority to, among other things, (i) appoint an independent registered public accounting firm to serve as our external auditor; (ii) review and discuss with such auditor the scope, timing, and results of its audit; (iii) review and discuss with management and the independent registered public accounting firm our internal control over financial reporting and related reports; (iv) review and approve in advance all “related person” transactions, as that term is defined in Item 404 of Regulation S-K; and (v) review our annual financial statements and approve their inclusion in our Annual Report on Form 10-K. The Audit Committee, which held 7 meetings in Fiscal 2024, is currently composed of Ms. Butler, Mr. Goldman, and Mr. Sykes. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The Board of Directors has determined that each of the members of the Audit Committee is an independent director in accordance with applicable Nasdaq listing rules and the additional independence rules for audit committee members promulgated by the SEC. Each member is able to read and understand fundamental financial statements, including our Company’s balance sheet, statement of operations, and cash flow statement. The Board of Directors has determined that Ms. Butler, Mr. Goldman, and Mr. Sykes are “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

Codes of Conduct

The Board of Directors has adopted two separate codes of conduct: a Code of Ethics for Senior Financial Officers that applies to persons holding the offices of the Chief Executive Officer, Chief Financial Officer, Treasurer, and Principal Accounting Officer of our Company, and a Code of Business Conduct and Ethics that applies to all of our officers, directors, employees, agents, and representatives (including consultants, advisors, and independent contractors). Each code is available on our website at https://ir.charlesandcolvard.com/governance/corporate-governance. We intend to satisfy the disclosure requirement regarding any material amendment to a provision of either code that applies to the Chief Executive Officer, Chief Financial Officer, Treasurer, and Principal Accounting Officer by posting such information on our website. Any amendments or waivers of either code for any executive officer or director must be approved by the Board of Directors and will be publicly disclosed either by posting such amendment or waiver, along with the reasons for the waiver, on our website at https://ir.charlesandcolvard.com/governance/corporate-governance, by filing a Form 8-K with the SEC, or by issuing a press release in accordance with SEC and Nasdaq requirements.

AUDIT COMMITTEE REPORT

The Audit Committee is responsible for overseeing our overall financial reporting process. In fulfilling its responsibilities for the financial statements for Fiscal 2024, the Audit Committee:

•
reviewed and discussed the audited financial statements for the fiscal year ended June 30, 2024 with management and BDO USA, P.C., Raleigh, NC; PCAOB ID: 243, our independent registered public accounting firm;

•	discussed with BDO USA, P.C. the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board (the “PCAOB”) and the SEC; and

•
received the written disclosures and the letter from BDO USA, P.C. required by applicable requirements of the PCAOB regarding BDO USA, P.C.’s communications with the Audit Committee concerning independence and has discussed with BDO USA, P.C. its independence.

Based on the Audit Committee’s review and discussions referred to above, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 for filing with the SEC.

This Report is submitted by the Audit Committee.
Ms. Anne M. Butler
Mr. Neal I. Goldman
Mr. Ollin B. Sykes

Item 11.	Executive Compensation

Fiscal 2024 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)		Option Awards ($)(1)		Non-Equity Incentive Plan Compensation ($)		All Other Compensation ($)		Total ($)

Don O’Connell	2024	$372,979	$25,000	(2)	$-		$52,250	(3)	$-		$61,875	(4)	$512,104
President and Chief Executive Officer	2023	$357,269	$25,324	(5)	$94,088	(6)			$53,156	(7)	$48,531	(8)	$578,368
Clint J. Pete	2024	$279,078	$20,000	(9)	$-		$26,125	(10)	$-		$28,631	(11)	$353,834
Chief Financial Officer and Treasurer	2023	$270,950	-		$47,044	(12)			$26,902	(13)	$28,007	(14)	$372,903

(1)
The amounts shown in these columns reflect the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 718, Compensation – Stock Compensation (“ASC Topic 718”), of the stock awards, excluding the effect of any estimated forfeitures, granted to each of our named executive officers. The assumptions made in determining these values are set forth in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2024 here within.

(2)	Reflects a discretionary cash bonus paid to Mr. O’Connell on December 22, 2023.

(3)
Reflects the equity portion of the performance-based award granted to Mr. O’Connell under the 2024 Program (as defined below). Pursuant to FASB ASC Topic 718, the aggregate grant date fair value of the equity portion of this award was $52,250, assuming that the highest level of performance conditions had been achieved. In Fiscal 2024, the Compensation Committee did not set performance goals related to the awards granted under the 2024 Program.  On November 8, 2024, based on the financial performance of the Company, the Compensation Committee cancelled all of the share based awards granted to the executive team in Fiscal 2024 (prior to setting performance goals), under the 2024 Program.

(4)	Includes $22,529 of housing allowance, $19,213 of 401(k) employer matching contributions, $15,000 of commuting benefits, and $5,135 of long-term disability insurance and life insurance premiums.

(5)	Reflects a discretionary cash bonus paid to Mr. O’Connell on October 28, 2022.

(6)
Reflects the equity portion of the performance-based award granted to Mr. O’Connell under the 2023 Program (as defined below). Pursuant to FASB ASC Topic 718, the aggregate grant date fair value of the equity portion of this award was $191,794 including $67,128 in phantom stock settled only in cash, assuming that the highest level of performance conditions had been achieved. As a result of the executive team’s performance in Fiscal 2023 measured against the Company performance goals set forth in the 2023 Program, on October 13, 2023, the Compensation Committee determined a 0% achievement level of the Company’s financial goals, resulting in the cancellation and forfeiture by the Company’s executive team of all of the awards granted under the 2023 Program.

(7)	Reflects the cash portion of the performance-based award granted to Mr. O’Connell under the 2022 Program.

(8)	Includes $22,529 of housing allowance, $17,591 of 401(k) employer matching contributions, and $8,411 of long-term disability insurance and life insurance premiums.

(9)	Reflects a discretionary cash bonus paid to Mr. O’Connell on December 22, 2023.

(10)
Reflects the equity portion of the performance-based award granted to Mr. Pete under the 2024 Program (as defined below). Pursuant to ASC Topic 718, the aggregate grant date fair value of the equity portion of this award was $26,125 assuming that the highest level of performance conditions had been achieved. In Fiscal 2024, the Compensation Committee did not set performance goals related to the awards granted under the 2024 Program.  On November 8, 2024, based on the financial performance of the Company, the Compensation Committee cancelled all of the share-based awards granted to the executive team in Fiscal 2024 (prior to setting performance goals), under the 2024 Program.

(11)	Includes $16,745 of 401(k) employer matching contributions and $5,135 of long-term disability insurance and life insurance premiums.

(12)
Reflects the equity portion of the performance-based award granted to Mr. Pete under the 2023 Program (as defined below). Pursuant to ASC Topic 718, the aggregate grant date fair value of the equity portion of this award was $95,897 including $33,564 in phantom stock settled only in cash assuming that the highest level of performance conditions had been achieved. As a result of the executive team’s performance in Fiscal 2023 measured against the Company performance goals set forth in the 2023 Program, on October 13, 2023, the Compensation Committee determined a 0% achievement level of the Company’s financial goals, resulting in the cancellation and forfeiture by the Company’s executive team of all of the awards granted under the 2023 Program.

(13)	Reflects the cash portion of the performance-based award granted to Mr. Pete under the 2022 Program.

(14)	Includes $16,257 of 401(k) employer matching contributions and $11,750 of long-term disability insurance and life insurance premiums.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table provides information about outstanding equity awards held by the NEOs as of June 30, 2024, as retrospectively adjusted for the one-for-ten (1:10) reverse stock split of the Company’s common stock, no par value per share, effective on May 17, 2024.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Don O’Connell	3/15/2016	5,000	-		$14.40	3/15/2026
	5/23/2017	10,000	-		8.80	5/23/2027
	6/1/2020	35,000	-		7.00	6/1/2030
	11/14/2023	10,000	-		2.965	11/14/2033
	11/14/2023	-	15,000	(1)	2.965	11/14/2033

Clint J. Pete	8/23/2016	2,000	-		12.90	8/23/2026
	5/23/2017	10,000	-		8.80	5/23/2027
	11/14/2023	5,000	-		2.965	11/14/2033
	11/14/2023		7,500	(1)	2.965	11/14/2033

(1)
The option will vest, subject to achievement of performance goals through June 30, 2024, on July 31, 2024, pursuant to the Company’s 2024 Program. As of June 30, 2024, the Compensation Committee did not establish performance goals for the 2024 Program and on November 8, 2024, the Compensation Committee determined the awards issued under the 2024 program would be cancelled based on the overall financial performance of the Company.

Agreements Involving Named Executive Officers

Don O’Connell

We entered into an amended and restated employment agreement with Mr. O’Connell, effective as of June 1, 2020.  The amended and restated employment agreement has a term of one year that renews automatically on an annual basis. In response to the impacts of significant gold pricing increases, lab grown diamond and moissanite pricing, inflation and a deeply discounted retail environment on the business of Charles & Colvard, Ltd., on July 15, 2024 we entered into an amendment to Mr. O’Connell’s employment agreement pursuant to which his base salary was reduced to $340,672 (a 10% reduction from his then-current salary), effective June 24, 2024 and continuing until such date as the Company’s Board of Directors may determine.  Mr. O’Connell will not be entitled to any back pay for the period of time that his base salary is reduced. Mr. O’Connell is entitled to receive such benefits as are made available to our other similarly-situated executive employees, including, but not limited to, life, medical, and disability insurance, as well as retirement benefits. Mr. O’Connell is also entitled to a monthly housing allowance of up to $1,700 per month as long as his primary residence remains outside of North Carolina and an annual aggregate amount of $15,000 per year for the costs of travel to such primary residence.

Pursuant to the employment agreement, if Mr. O’Connell’s employment is terminated by us without cause (as defined in the employment agreement), by Mr. O’Connell for good reason (as defined in the employment agreement), or if the term of the employment agreement expires following our notice of non-renewal, Mr. O’Connell will continue to receive his base salary at the time of termination for a period of one year from such termination, so long as he complies with certain covenants in the employment agreement. We also agreed to accelerate the vesting of all outstanding unvested equity awards held by Mr. O’Connell upon the occurrence of a change of control or termination without cause that occurs within six months immediately prior to a change of control (as defined in the employment agreement), so long as he complies with certain covenants in the employment agreement. During Mr. O’Connell’s employment with us and for a period of one year following termination of his employment, Mr. O’Connell is prohibited from competing with us or attempting to solicit our customers or employees.

Clint J. Pete

We entered into an employment agreement with Mr. Pete, effective as of May 23, 2017, with a term of one year that renews automatically on an annual basis. In response to the impacts of significant gold pricing increases, lab grown diamond and moissanite pricing, inflation and a deeply discounted retail environment on the business of Charles & Colvard, Ltd., on July 15, 2024 we entered into an amendment to Mr. Pete’s employment agreement pursuant to which his base salary was reduced to $253,442 (a 10% reduction from his then-current salary), effective June 24, 2024 and continuing until such date as the Company’s Board of Directors may determine.  Mr. Pete will not be entitled to any back pay for the period of time that his base salary is reduced. Mr. Pete is entitled to receive such benefits as are made available to our other similarly-situated executive employees, including, but not limited to, life, medical, and disability insurance, as well as retirement benefits.

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

Termination and Change of Control Arrangements

In addition, the Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended (the “2008 Plan”), and the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (the “2018 Plan”) provide for adjustments to or accelerated vesting of equity awards under specified circumstances, as described below.  The 2008 Plan expired (with respect to future grants) on May 26, 2018.

The 2008 Plan provides that, in the event of a change of control of our Company (as defined in the 2008 Plan), the Compensation Committee has sole discretion to determine the effect, if any, on an award, including, but not limited to, the vesting, earning, and/or exercisability of an award.

The 2018 Plan provides that in the event of a participant’s termination of continuous service without cause (as defined in the 2018 Plan) or for good reason (as defined in the 2018 Plan) during the six-month period following a change in control (as defined in the 2018 Plan), notwithstanding any provision of the 2018 Plan or any applicable award agreement to the contrary, all outstanding awards will become 100% vested (or in the case of restricted stock or restricted stock units, the restricted period will expire).  In addition, in the event of a change in control, the Compensation Committee may in its discretion and upon at least 10 days’ advance notice to the affected persons, cancel any outstanding awards and pay to the holders thereof, in cash or stock, or any combination thereof, the value of such awards based upon the price per share of common stock received or to be received by other shareholders of our Company in the event.

Fiscal 2023 Senior Management Equity Incentive Program

On November 7, 2022, the Compensation Committee approved the Charles & Colvard, Ltd. Fiscal 2023 Senior Management Equity Incentive Program (the “2023 Program”), effective as of July 1, 2022.

The 2023 Program provided an incentive opportunity for the Company’s executive officers, including our named executive officers, through the grant of an award expressed in “Units” where each Unit consisted of (i) a restricted stock award representing 65% of the Unit (the “Restricted Stock Component”) and (ii) a cash bonus award representing 35% of the Unit (the “Cash Component”).

Units granted under the FY2023 Program had both performance and service measures.  Achievement of an officer’s performance measures were measured by the Compensation Committee as follows: (1) 65% of each Unit was based on the achievement of a Company goal regarding revenue (the “Revenue Measure”); and (2) 35% of each Unit was based on the achievement of a Company goal regarding EBITDA (the “EBITDA Measure” and together with the Revenue Measure, the “Company Measures”), all for the period from July 1, 2022 through June 30, 2023.  Under the 2023 Program, the Compensation Committee granted the Chief Executive Officer 150,000 target Units and the Chief Financial Officer 75,000 target Units.

On October 13, 2023, the Compensation Committee reviewed corporate performance for the fiscal year ended June 30, 2023 and determined the achievement levels of the performance goals under the 2023 Program.  The Compensation Committee determined the performance goals were not achieved at target levels and therefore, the Restricted Stock Component of each award was forfeited and the Cash Component of each award was not paid.  Also on October 13, 2023, the Compensation Committee granted Mr. O’Connell and Mr. Pete discretionary awards of $25,000 and $20,000 in cash, respectively, and 10,000 and 5,000 stock options, respectively, as retrospectively adjusted for the reverse stock split. The option awards were granted under the 2018 Plan on November 14, 2023, two trading days after the Company’s trading window reopened. The exercise price of the option awards is equal to the grant date fair market value of the award and the award vested immediately on the date of grant.

Fiscal 2024 Executive Equity Incentive Program

On October 13, 2023, the Compensation Committee approved the Charles & Colvard, Ltd. Fiscal 2024 Executive Equity Incentive Program (the “2024 Program”), effective as of July 1, 2023.

The 2024 Program provides an incentive opportunity for the Company’s named executive officers through the grant of stock options.  Stock options granted under the 2024 Program have both performance and service measures.  Achievement of the officer’s performance measures is determined in good faith by the Compensation Committee based on the officer’s achievement against Company goals for the period from July 1, 2023 through June 30, 2024.

Under the 2024 Program, the Compensation Committee granted the Chief Executive Officer 15,000 options and the Chief Financial Officer 7,500 options, as retrospectively adjusted for the reverse stock split.

As of June 30, 2024, the Compensation Committee did not establish the performance measures under the 2024 Program. On November 8, 2024, the Compensation Committee reviewed the Company’s financial performance for Fiscal 2024 and determined the stock option awards should be cancelled under the 2024 Plan.

FISCAL 2024 DIRECTOR COMPENSATION

The following table and narrative discussion summarize the compensation paid to our non-employee directors during Fiscal 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)	Total ($)
Neal I. Goldman	$50,000	$28,294	$-	$78,294
Anne M. Butler	45,000	25,722	-	70,722
Benedetta Casamento	50,000	25,722	-	75,722
Ollin B. Sykes	40,000	25,722	-	65,722

(1)
The amounts shown in this column reflect the aggregate grant date fair values computed in accordance with FASB ASC Topic 718 of the option awards granted to each of our directors excluding the impact of estimated forfeitures. The assumptions made in determining these values are set forth in Note 12 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended June 30, 2024 here within. As of June 30, 2024, the aggregate number of shares that were subject to option awards outstanding for each director was as follows: Mr. Goldman, 21,043 Ms. Butler, 44,272; Ms. Casamento, 23,594; and Mr. Sykes, 19,131.

Director Compensation Policy

On September 12, 2017, our Board of Directors adopted a revised director compensation policy, effective as of October 1, 2017, which provides that each designated non-management member of the Board of Directors will receive (i) an annual retainer of $30,000 to be paid in four quarterly installments in arrears, to be pro-rated as applicable; (ii) upon appointment to the Board of Directors to fill a vacancy, a stock option grant with a grant date value determined by the Board of Directors as appropriate considering the time remaining before re-election; and (iii) a stock option grant upon annual re-election as a director with a grant date value of $50,000, except for the Chairperson, who will receive a stock option grant with a grant date value of $55,000, which vests contingent upon service on the Board of Directors until the Company’s next Annual Meeting of Shareholders following the grant date. Additionally, certain specific members of the Board of Directors will receive additional annual retainers, paid in four quarterly installments in arrears, pro-rated as applicable, in the following amounts: (i) the Chairperson will receive $40,000, in lieu of the $30,000 annual retainer paid to other members of the Board of Directors, (ii) the Chairperson of the Audit Committee will receive $15,000, (iii) the Chairperson of the Compensation Committee and Nominating and Governance Committee will receive $7,500 each, and (iv) Board committee members (excluding the committee chairperson) will receive $5,000. Directors will not receive a fee for each Board of Directors or committee meeting, whether or not such meeting is in person or telephonic. Members of the Board of Directors may only receive retainers for serving as a member (including chairperson) of two Board committees.

In response to the impacts of significant gold pricing increases, lab grown diamond and moissanite pricing, inflation and a deeply discounted retail environment on the business of Charles & Colvard, Ltd., the Board approved a 100% reduction in fees paid to the Company’s directors, beginning with the fiscal quarter ending June 30, 2024 and continuing until such date as the Board may determine. The directors will not be entitled to any back pay of fees for the period of time that their fees are reduced.

Stock Ownership Guidelines

To further align the interests of our non-management directors with the long-term interests of our shareholders and promote our commitment to sound corporate governance, our Board of Directors adopted stock ownership guidelines for the non-management directors on March 24, 2020. These guidelines provide that each non-management director achieve an ownership target of the number shares of our common stock having a value equal to or greater than 0.5 times such non-management director’s annual retainer for his or her service on the Board of Directors (but excluding any additional annual retainer amounts paid for service on a committee of the Board of Directors). The non-management directors are expected to meet the target multiple within two years after first becoming subject to the guidelines and are expected to continuously own sufficient shares to meet the guidelines once attained.  All of our non-management directors met the target multiple within two years after first becoming subject to the guidelines and all of our non-management directors continue to own sufficient shares to meet the guidelines once attained.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth information with respect to the beneficial ownership of common stock as of December 5, 2024 by (i) each person known by us to own beneficially more than five percent of our Company’s outstanding shares of common stock; (ii) each director of our Company; (iii) each named executive officer of our Company; and (iv) all current directors and executive officers as a group. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, to our knowledge, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder’s names.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of Class
Riverstyx Capital Management LLC(3) 3661 Valverde Circle Jacksonville, FL 32224	307,615	9.7%
Carlos Daniel Valadez(4) c/o Law Offices of Ryan Reiffert, PLLC 8118 Datapoint Dr., San Antonio, TX 78229	178,914	5.7%
Ollin B. Sykes(5)	334,796	10.6%
Don O’Connell(6)	132,045	4.2%
Neal I. Goldman(7)	131,282	4.2%
Anne M. Butler(8)	68,291	2.2%
Clint J. Pete(9)	45,497	1.4%
Directors and Executive Officers as a Group (5 persons)(10)	711,911	22.6%

(1)	Unless otherwise indicated, the address of each person is 170 Southport Drive, Morrisville, North Carolina 27560.
(2)
Based on 3,157,114 shares of common stock outstanding on of December 5, 2024. The number and percentage of shares beneficially owned is determined in accordance with Rule 13d-3 of the Exchange Act and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rule, beneficial ownership includes any shares as to which the person has sole or shared voting power or investment power and also any shares that the person has the right to acquire within 60 days of December 5, 2024 through the exercise of any stock options or other rights. Any shares that a person has the right to acquire within 60 days are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Based on a Schedule 13D/A filed on September 16, 2024 with the SEC. Riverstyx Capital Management LLC (“RCM”), The Riverstyx Fund, LP (the “Fund”), Riverstyx Fund, GP, LLC (the “Fund GP”) and Ben Franklin have shared voting power and dispositive power over 307,615 shares.  RCM acts as an investment adviser and/or manager to the Fund. Fund GP serves as the general partner of the Fund. Mr. Franklin serves as managing member of the Fund GP and the manager of RCM. Mr. Franklin may be deemed to be beneficially own shares owned and/or for the account of and/or for the benefit of RCM.

(4)	Based on a Schedule 13D/A filed on May 16, 2023 with the SEC. Mr. Valadez has sole voting power and dispositive power over 178,913 shares.
(5)
Includes (i) 18,053 shares owned by Mr. Sykes’s spouse, over which Mr. Sykes may be deemed to have shared voting and investment power; (ii) 10,000 shares jointly owned with Mr. Skyes’s spouse over which Mr. Skyes may be deemed to have shared voting power and investment power; (iii) 6,823 shares subject to options exercisable within 60 days of  December 5, 2024; (iv) 186,340 shares held by the Sykes & Company PA 401(k) Profit Sharing Plan UA January 1, 1985, of which Mr. Sykes is the co-trustee; and (v) 123,580 shares held in a margin account.

(6)
Includes (i) 46,447 shares jointly owned with Mr. O’Connell’s spouse, over which Mr. O’Connell has shared voting and investment power; and (ii) 59,999 shares subject to options exercisable within 60 days of December 5, 2024.

(7)	Includes 7,505 shares subject to options exercisable within 60 days of December 5, 2024.
(8)	Includes 31,965 shares subject to options exercisable within 60 days of December 5, 2024.
(9)	Includes 17,000 shares subject to options exercisable within 60 days of December 5, 2024.
(10)	Includes 134,580 shares subject to options exercisable within 60 days of December 5, 2024.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of June 30, 2024 with respect to compensation plans (including any individual compensation arrangements) under which our equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	268,064	(1)	$8.14	192,837	(2)

Equity compensation plans not approved by security holders	-		$-	-

Total	268,064		$8.14	192,837

(1)
Includes 47,920 shares issuable upon exercise of outstanding stock options under the 2008 Plan, which expired (with respect to future grants) on May 26, 2018, and 220,144 shares issuable upon exercise of outstanding stock options under the 2018 Plan.

(2)	Consists of shares remaining for future issuance under the 2018 Plan, all of which are available for issuance in the form of restricted stock or other stock-based awards.

Item 13.	Certain Relationships and Related Party Transactions, and Director Independence

The Board of Directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, in which the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our Audit and Compliance Committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. Notwithstanding anything therein to the contrary, the policy is to be interpreted only in such a manner as to comply with Item 404 of Regulation S-K.

Since July 1, 2022, we have not been a participant in or a party to any related person transactions requiring disclosure under the SEC’s rules.

In accordance with the listing rules of Nasdaq, our Board of Directors must consist of a majority of “independent directors,” as determined in accordance with Nasdaq Rule 5605(a)(2). The Board of Directors has determined that current directors Ms. Butler, Mr. Goldman, and Mr. Sykes are independent directors in accordance with applicable Nasdaq listing rules. The Board of Directors had previously determined that Ms. Casamento, a former director who served on the board during Fiscal 2024 and resigned from the Board on January 20, 2025, was independent.  The Board of Directors performed a review to determine the independence of its members and made a subjective determination as to each member that no transactions, relationships, or arrangements exist that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director of our Company. In making these determinations, the Board of Directors reviewed the information provided by the directors with regard to each individual’s business and personal activities as they may relate to us and our management.

Item 14.	Principal Accounting Fees and Services

For the fiscal years ended June 30, 2023 and 2024, fees billed for services provided by BDO are as follows:

	Amount of Fees
Type of Services	2023	2024
Audit Fees	$300,000	$670,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$300,000	$670,000

Audit Fees. This category includes fees billed for the fiscal periods shown for professional services for the audit of our annual financial statements included in our annual reports on Form 10-K, review of financial statements included in our quarterly reports on Form 10-Q, and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the relevant fiscal periods.

Audit-Related Fees. This category includes fees billed in the fiscal periods shown for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under the category “Audit Fees.” There were no “Audit-Related Fees” billed to us during Fiscal 2024 or Fiscal 2023.

Tax Fees. This category includes fees billed in the fiscal periods shown for professional services for tax compliance, tax advice, and tax planning. There were no “Tax Fees” billed to us during Fiscal 2023 or Fiscal 2024.

All Other Fees. This category includes fees billed in the fiscal periods shown for products and services provided by the principal accountant that are not reported in any other category. There were no “All Other Fees” billed to us during Fiscal 2023 or Fiscal 2024.

The Board of Directors has adopted an Audit Committee Pre-Approval Policy. Pursuant to the Pre-Approval Policy, all new projects (and fees) relating to our independent registered public accounting firm either must be authorized in advance under the general pre-approval guidelines set forth in the Pre-Approval Policy or specifically approved in advance by the full Audit Committee. General pre-approval under the policy is provided for 12 months (unless the Audit Committee specifically provides for a different period), is limited to certain projects listed in the policy, and is subject to meeting a specific budget for each project, which budget is contained in the policy. Any project that falls within the scope of the general pre-approval guidelines but exceeds the budgetary limit up to $10,000 may be approved by the Chairperson of the Audit Committee or his or her designee, while all other projects must be specifically approved by the full Audit Committee. There were no new projects authorized during Fiscal 2024.

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

3.2
Articles of Amendment to Restated Articles of Incorporation of Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on May 15, 2024)

3.3
Bylaws of Charles & Colvard, Ltd., as amended and restated, effective May 19, 2011 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2011)

3.4
Articles of Amendment to Bylaws of Charles & Colvard, Ltd., as amended and restated, effective May 19, 2011 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on January 20, 2025)

4.1	Specimen Certificate of Common Stock (incorporated herein by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998)

4.2	Description of Common Stock (incorporated herein by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended June 30, 2021)

10.1**
Exclusive Supply Agreement, dated as of December 12, 2014, by and among Charles & Colvard, Ltd., Cree, Inc. and, solely for purposes of Section 6(c) of the Exclusive Supply Agreement, Charles & Colvard Direct, LLC and moissanite.com, LLC (incorporated herein by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, as filed with the SEC on February 4, 2021)

10.2*
First Amendment to Exclusive Supply Agreement, dated as of June 22, 2018, by and between Charles & Colvard, Ltd. and Cree, Inc. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on June 27, 2018)

10.3**
Second Amendment to Exclusive Supply Agreement, effective as of June 30, 2020, by and between Charles & Colvard, Ltd. and Cree, Inc. (incorporated herein by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as filed with the SEC on September 4, 2020)

10.4
Credit Agreement, dated as of July 12, 2021, by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 13, 2021)

10.5
First Amendment to Credit Agreement, dated as of June 16, 2023 (effective June 21, 2023), by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on June 27, 2023)

10.6
Line of Credit Note, dated as of July 12, 2021, by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on July 13, 2021)

10.7
Line of Credit Note, dated as of July 28, 2022, by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on August 2, 2022)

10.8
Note Modification Agreement, dated as of June 16, 2023 (effective June 21, 2023), by and among Charles & Colvard, Ltd., and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on June 27, 2023)

10.9
Note Modification Agreement, dated as of July 24, 2024 (effective July 29, 2024), by and among Charles & Colvard, Ltd. and JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K, as filed with the SEC on August 1, 2024)

10.10
Line of Credit Note, dated as of November 6, 2024 (effective October 31, 2024) by Charles & Colvard, Ltd. to JPMorgan Chase Bank, N.A. (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 12, 2024)

10.11**
Lease Agreement, dated December 9, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.11 to our Annual Report on Form 10-K for fiscal year ended June 30, 2021, as filed with the SEC on September 3, 2021)

10.12
First Amendment to Lease, dated December 23, 2013, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2013)

10.13
Second Amendment to Lease, dated April 15, 2014, between Charles & Colvard, Ltd. and Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014)

10.14
Third Amendment to Lease Agreement, dated January 29, 2021, between Charles & Colvard, Ltd. and SBP Office Owner, L.P., successor to Southport Business Park Limited Partnership (incorporated herein by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, as filed with the SEC on February 4, 2021)

10.15+	Board Compensation Program, effective October 1, 2017 (incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017)

10.16+	Charles & Colvard, Ltd. 2008 Stock Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 20, 2016)

10.17+
Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.116 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)

10.18+
Form of Employee Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2008 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.118 to our Current Report on Form 8-K, as filed with the SEC on June 2, 2008)

10.19+	Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.20+
Form of Restricted Stock Award Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.21+
Form of Employee Incentive Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.22+
Form of Employee Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.4 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.23+
Form of Non-Employee Director Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.5 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.24+
Form of Independent Contractor Nonqualified Stock Option Agreement under the Charles & Colvard, Ltd. 2018 Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2018)

10.25+
Charles & Colvard, Ltd. Fiscal 2021 Senior Management Equity Incentive Program, effective July 1, 2020 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on August 4, 2020)

10.26+
Charles & Colvard, Ltd. Fiscal 2022 Senior Management Equity Incentive Program, effective July 1, 2021 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on September 15, 2021)

10.27+
Charles & Colvard, Ltd. Fiscal 2023 Senior Management Equity Incentive Program, effective July 1, 2022 (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 9, 2022)

10.28+
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)

10.29+
Employment Agreement, dated May 23, 2017, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2017)

10.30+
Amendment to 2017 Employment Agreement, dated April 9, 2020, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on April 9, 2020)

10.31+
Amendment to 2017 Employment Agreement, dated April 9, 2020, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K, as filed with the SEC on April 9, 2020)

10.32+
Amended and Restated Employment Agreement, effective as of June 1, 2020, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on May 29, 2020)

10.33+
Second Amendment to 2017 Employment Agreement, dated July 15, 2024, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on July 18, 2024)

10.34+
Amendment to 2020 Amended and Restated Employment Agreement, dated July 15, 2024, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on July 18, 2024)

10.35+
Second Amendment to 2017 Employment Agreement, dated March 18, 2025, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 20. 2025)

10.36+
Third Amendment to 2017 Employment Agreement, dated March 18, 2025, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K, as filed with the SEC on March 20. 2025)

21.1++	Subsidiaries of Charles & Colvard, Ltd.

31.1++	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2++	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2++	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Incentive-Based Compensation Recovery Policy (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on November 28, 2023)

101.INS++	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH++	Inline XBRL Taxonomy Extension Schema Document

101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase document

104++	Cover Page Interactive Data File – the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*	Asterisks located within the exhibit denote information which has been redacted pursuant to a request for confidential treatment filed with the SEC.
**
Asterisks located within the exhibit denote information which has been redacted pursuant to Item 601(b)(10)(iv) of Regulation S-K because such information is both not material and would likely cause competitive harm to us if publicly disclosed.

+	Denotes management contract or compensatory plan or arrangement.
++	Included with this filing.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
April 3, 2025		Don O’Connell
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	By:	/s/ Don O’Connell
April 3, 2025		Don O’Connell
Director, President and Chief Executive Officer

	By:	/s/ Clint J. Pete
April 3, 2025		Clint J. Pete
Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)

	By:	/s/ Neal I. Goldman
April 3, 2025		Neal I. Goldman
Chairman of the Board of Directors

	By:	/s/ Anne M. Butler
April 3, 2025		Anne M. Butler
Director

	By:	/s/ Ollin B. Sykes
April 3, 2025		Ollin B. Sykes
Director