Form 10-Q
period 2024-09-30
CHARLES & COLVARD LTD
filed 2025-08-04
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

OR

☐ Transition report pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ______ to ______

Commission File Number: 000-23329

Charles & Colvard, Ltd.
(Exact name of registrant as specified in its charter)

North Carolina	56-1928817
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

170 Southport Drive Morrisville, North Carolina	27560
(Address of principal executive offices)	(Zip Code)

(919) 468-0399
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value per share	CTHR	OTC Experts Market

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

As of July 30, 2025, there were 3,118,273 shares of the registrant’s common stock, no par value per share, outstanding.

EXPLANATORY NOTE

The following Quarterly Report on Form 10-Q (this “Form 10-Q”) for Charles & Colvard, Ltd. (the “Company”), covers the three months ended September 30, 2024, presents the Company and its results of operations for the periods indicated therein. Except as specifically designated therein, this Form 10-Q does not reflect events occurring after September 30, 2024, and the Company has not otherwise updated disclosures contained herein to reflect events that occurred at a later date.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended September 30, 2024

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (unaudited)	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$2,738,990	$4,137,055
Restricted cash	5,332,090	5,328,463
Accounts receivable, net	869,727	844,747
Inventory, net	5,911,568	7,507,303
Note receivable	250,000	250,000
Prepaid expenses and other assets	779,610	751,476
Total current assets	15,881,985	18,819,044
Long-term assets:
Inventory, net	17,423,082	17,423,082
Property and equipment, net	2,646,820	2,761,618
Intangible assets, net	375,597	370,186
Operating lease right-of-use assets	1,396,354	1,556,653
Other assets	49,658	49,658
Total long-term assets	21,891,511	22,161,197
TOTAL ASSETS	$37,773,496	$40,980,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,406,728	$8,274,284
Current maturity of long-term debt	2,300,000	2,300,000
Operating lease liabilities, current portion	910,486	904,330
Accrued expenses and other liabilities	2,612,560	2,650,532
Total current liabilities	13,229,774	14,129,146
Long-term liabilities:
Noncurrent operating lease liabilities	984,447	1,201,722
Total long-term liabilities	984,447	1,201,722
Total liabilities	14,214,221	15,330,868
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 3,157,113 shares issued and 3,118,273 shares outstanding at September 30, 2024 and 3,157,113 shares issued and 3,118,273 shares outstanding at June 30, 2024	67,233,259	67,233,259
Additional paid-in capital	16,496,037	16,452,615
Treasury stock, at cost, 38,841 shares at both September 30, 2024 and June 30, 2024	(489,979)	(489,979)
Accumulated deficit	(59,680,042)	(57,546,522)
Total shareholders’ equity	23,559,275	25,649,373
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$37,773,496	$40,980,241

See Notes to Condensed Consolidated Financial Statements (unaudited).

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,
	2024	2023
Net sales	$3,233,405	$4,953,023
Costs and expenses:
Cost of goods sold	2,232,403	3,008,507
Sales and marketing	1,877,330	2,721,965
General and administrative	1,262,292	1,854,268
Total costs and expenses	5,372,025	7,584,740
Loss from operations	(2,138,620)	(2,631,717)
Other income:
Interest income	43,635	92,260
Interest and other expense	(38,535)	-
Total other income, net	5,100	92,260
Loss before income taxes	(2,133,520)	(2,539,457)
Income tax benefit	-	-
Net loss	$(2,133,520)	$(2,539,457)

Net loss per common share:
Basic	$(0.68)	$(0.83)
Diluted	$(0.68)	$(0.83)

Weighted average number of shares used in computing net loss per common share:
Basic	3,118,273	3,044,495
Diluted	3,118,273	3,044,495

See Notes to Condensed Consolidated Financial Statements (unaudited).

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Three Months Ended September 30, 2024
	Common Stock
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2024	3,118,273	$67,233,259	$16,452,615	$(489,979)	$(57,546,522)	$25,649,373
Stock-based compensation	-	-	43,422	-	-	43,422
Net loss	-	-	-	-	(2,133,520)	(2,133,520)
Balance at September 30, 2024	3,118,273	67,233,259	16,496,037	(489,979)	(59,680,042)	23,559,275

	Three Months Ended September 30, 2023
	Common Stock
	Number of Outstanding Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2023	3,052,371	$57,242,211	$26,205,919	$(489,979)	$(43,183,565)	$39,774,586
Stock-based compensation	-	-	51,444	-	-	51,444
Net loss	-	-	-	-	(2,539,457)	(2,539,457)
Balance at September 30, 2023	3,052,371	57,242,211	26,257,363	(489,979)	(45,723,022)	37,286,573

See Notes to Condensed Consolidated Financial Statements (unaudited).

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,133,520)	$(2,539,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215,510	178,291
Stock-based compensation	43,422	51,444
Provision for uncollectible accounts	85,000	79,000
Recovery of sales returns	-	(81,000)
Provision for accounts receivable discounts	-	9,996
Changes in operating assets and liabilities:
Accounts receivable	(109,981)	(70,604)
Inventory	1,595,735	(576,149)
Prepaid expenses and other assets, net	132,164	86,410
Accounts payable	(867,553)	866,063
Accrued expenses and other liabilities	(249,093)	(669,377)
Net cash used in operating activities	(1,288,316)	(2,665,383)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(96,647)	(217,052)
Payments for intangible assets	(9,475)	(14,456)
Net cash used in investing activities	(106,122)	(231,508)

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(1,394,438)	(2,896,891)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	9,465,518	15,568,911
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$8,071,080	$12,672,020

Supplemental disclosure of cash flow information:

Cash paid during the period for interest expense	$40,518	$-

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025.

The condensed consolidated financial statements as of September 30, 2024 and for the three months ended September 30, 2024 and 2023 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2024 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2024 Annual Report”) for the fiscal year ended June 30, 2024 or Fiscal 2024 filed with the SEC on April 3, 2025.

The accompanying condensed consolidated financial statements as of September 30, 2024 and June 30, 2024 and for the three months ended September 30, 2024 and 2023, include the accounts of the Company and its wholly-owned subsidiaries charlesandcolvard.com, LLC, including its wholly-owned subsidiary, moissaniteoutlet.com, LLC, which was formed and incorporated as of February 24, 2022; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the three-month periods September 30, 2024 or 2023. All intercompany accounts have been eliminated.

Going Concern – The Company’s accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of obligations in the normal course of business. However, for the three months ended September 30, 2024, the Company had losses of $2.13 million and cash flow used in operations of $1.29 million. These factors and the recent Wolfspeed arbitration award and related settlement agreement of $4.77 million raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued.
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

Significant Accounting Policies – The Company’s significant accounting policies for the three months ended September 30, 2024, are consistent with those used for the fiscal year ended June 30, 2024. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2024 Annual Report for the Company’s significant accounting policies.

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

Restricted Cash – In accordance with the terms of the Company’s cash collateralized $5.00 million credit facility from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which the Company entered into on July 12, 2021, as amended July 28, 2022, June 21, 2023, July 29, 2024 and amended further October 31, 2024, the Company was required to keep $5.1 million in a cash deposit account held by JPMorgan Chase. Such amount was held as security for the Company’s credit facility from JPMorgan Chase. Accordingly, during the term of the JPMorgan Chase credit facility, the cash deposit held by JPMorgan Chase was classified as restricted cash for financial reporting purposes on the Company’s Condensed Consolidated Balance Sheets.

For additional information regarding the Company’s cash collateralized credit facility with JPMorgan Chase, see Note 10, “Debt”.
In accordance with the terms of the Company’s bank card/security agreement, entered into during the fiscal year ended June 30, 2024 with a third-party financial services company that offers business credit cards, the Company is required to keep cash in an account held by the third-party totaling $250,000. Such amount is held as security for the Company’s bank card program with a credit limit of $500,000. Accordingly, this cash deposit held by the third-party financial service company is classified as restricted cash for financial reporting purposes on the Company’s consolidated balance sheets.

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	September 30, 2024	June 30, 2024
Cash and cash equivalents	$2,738,990	$4,137,055
Restricted cash	5,332,090	5,328,463
Total cash, cash equivalents, and restricted cash	$8,071,080	$9,465,518

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

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, moissaniteoutlet.com, third-party online marketplaces, drop-ship retail, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale and retail customers, including its own Charles & Colvard Signature Showroom and charlesandcolvarddirect.com. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” of this Quarterly Report on Form 10-Q and in the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended September 30, 2024
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$2,048,945	$914,786	$2,963,731
Loose jewels	113,809	155,865	269,674
Total	$2,162,754	$1,070,651	$3,233,405

Product line cost of goods sold
Finished jewelry	$968,761	$856,064	$1,824,825
Loose jewels	46,848	61,026	107,874
Total	$1,015,609	$917,090	$1,932,699

Product line gross profit
Finished jewelry	$1,080,184	$58,722	$1,138,906
Loose jewels	66,961	94,839	161,800
Total	$1,147,145	$153,561	$1,300,706

Depreciation and amortization	$92,009	$123,501	$215,510

Capital expenditures	$96,647	$-	$96,647

	Three Months Ended September 30, 2023
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$3,596,942	$704,317	$4,301,259
Loose jewels	319,744	332,020	651,764
Total	$3,916,686	$1,036,337	$4,953,023

Product line cost of goods sold
Finished jewelry	$1,575,600	$383,567	$1,959,167
Loose jewels	99,978	139,396	239,374
Total	$1,675,578	$522,963	$2,198,541

Product line gross profit
Finished jewelry	$2,021,342	$320,750	$2,342,092
Loose jewels	219,766	192,624	412,390
Total	$2,241,108	$513,374	$2,754,482

Depreciation and amortization	$48,758	$129,533	$178,291

Capital expenditures	$120,145	$96,907	$217,052

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,
	2024	2023
Product line cost of goods sold	$1,932,699	$2,198,541
Non-product line cost of goods sold: Manufacturing and production control expenses	371,684	597,885
Freight out	82,480	204,216
Other inventory adjustments	(154,460)	7,865
Cost of goods sold	$2,232,403	$3,008,507

A reconciliation of the Company’s consolidated product line gross profit to the Company’s consolidated net loss before income taxes is as follows:

	Three Months Ended September 30,
	2024	2023
Product line gross profit	$1,300,706	$2,754,482
Non-allocated cost of goods sold	(299,704)	(809,966)
Sales and marketing	(1,877,330)	(2,721,965)
General and administrative	(1,262,292)	(1,854,268)
Total other income, net	5,100	92,260
Loss before income taxes	$(2,133,520)	$(2,539,457)

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

The following presents net sales data by geographic area:

	Three Months Ended September 30,
	2024	2023
Net sales:
United States	$3,233,405	$4,768,910
International	-	184,113
Total	$3,233,405	$4,953,023

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluates assets and liabilities subject to fair value measurements on a recurring and non-recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by management of the Company. The financial instruments identified as subject to fair value measurements on a recurring basis are cash and cash equivalents, notes receivable, trade accounts receivable, and trade accounts payable. All financial instruments are reflected in the condensed consolidated balance sheets at carrying value, which approximates fair value due to the short term nature of these financial instruments.

The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of September 30, 2024 and June 30, 2024:

	Fair value measurements on a recurring basis September 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Fund (cash equivalents)	$124,375	$-	$-	$124,375
Total Financial Assets	$124,375	$-	$-	$124,375

	Fair value measurements on a recurring basis June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Fund (cash equivalents)	$773,613	$-	$-	$773,613
Total Financial Assets	$773,613	$-	$-	$773,613

As of September 30, 2024, the line of credit was $2.3 million. The line of credit is reflected in the consolidated balance sheet at carrying value, which approximates fair value due to its short-term nature and variable interest rate, which is considered a level 2 fair value measurement.

5.	INVENTORIES

The Company’s total inventories, net consisted of the following as of the dates presented:

	September 30, 2024	June 30, 2024
Finished jewelry:
Raw materials	$1,020,568	$1,014,072
Work-in-process	836,342	433,150
Finished goods	8,239,263	10,927,372
Finished goods on consignment	2,137,870	2,247,609
Total finished jewelry	$12,234,043	$14,622,203
Loose jewels:
Raw materials	$1,776,615	$1,908,677
Work-in-process	5,271,681	5,393,035
Finished goods	3,641,069	2,577,648
Finished goods on consignment	197,048	201,345
Total loose jewels	10,886,413	10,080,705
Total supplies inventory	214,194	227,477
Total inventory	$23,334,650	$24,930,385

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	September 30, 2024	June 30, 2024
Short-term portion	$5,911,568	$7,507,303
Long-term portion	17,423,082	17,423,082
Total	$23,334,650	$24,930,385

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished goods set with moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of September 30, 2024 and June 30, 2024, work-in-process inventories issued to active production jobs approximated $976,000 and $841,000, respectively.

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

On March 5, 2021, the Company entered into a $250,000 convertible promissory note agreement (the “Convertible Promissory Note”), with an unrelated third-party strategic marketing partner. The Convertible Promissory Note is unsecured and was scheduled originally to mature on March 5, 2022. In February 2022, the Company entered into an amendment to the Convertible Promissory Note that was effective as of December 9, 2021 and changed the maturity date to September 30, 2022. Effective September 26, 2022, the Company further amended the Convertible Promissory Note (the “September 2022 Amendment”) and changed the maturity date to June 20, 2024.  Effective June 20, 2024, the Company further amended the Convertible Promissory Note (the “June 2024 Amendment”) and changed the maturity date to March 31, 2025 (the “Maturity Date”). In accordance with the terms of the June 2024 Amendment, the note receivable is classified as a current note receivable within the accompanying condensed consolidated financial statements as of September 30, 2024.

Interest is accrued at a simple rate of 0.14% per annum and will continue to accrue until the Convertible Promissory Note is converted in accordance with the conversion privileges contained within the Convertible Promissory Note or is repaid. Principal outstanding during an event of default accrues interest at the rate of 5% per annum.

Subject to the borrower’s completion of a specified equity financing transaction (an “Equity Financing”) on or prior to the Maturity Date, the unpaid principal amount, including accrued and unpaid interest, automatically converts into equity units of the most senior class of equity securities issued to investors in the Equity Financing at the lesser of 80% of the per unit price of the units purchased by investors or the price equal to $33,500,000 divided by the aggregate number of outstanding units of the borrower immediately prior to the closing of the financing. Unless converted or the borrower executing their settlement as provided in the Convertible Promissory Note, the principal amount, including accrued and unpaid interest, will, on the Maturity Date, at the Company’s option either (i) become due and payable to the Company, or (ii) convert into equity units at the specified conversion price in accordance with the terms of the Convertible Promissory Note. At the Maturity Date, if the Company does not convert the outstanding note into equity units and the borrower exercises their settlement option then the principal and accrued interest will be due upon the borrower completing another financing round of at least $25 million.

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consisted of the following as of the dates presented:

	September 30, 2024	June 30, 2024
Legal loss settlement	$1,474,567	$1,474,567
Deferred revenue	361,540	301,158
Accrued compensation and related benefits	130,761	145,903
Accrued sales taxes and franchise tax	212,530	211,337
Accrued cooperative advertising	339,902	415,324
Other accrued expenses	93,260	102,243
Total accrued expenses and other liabilities	$2,612,560	$2,650,532

8.	INCOME TAXES

For the three months ended September 30, 2024, the Company’s statutory tax rate was 23.07% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 2.07% net of the federal benefit. For the three months ended September 30, 2023, the Company’s statutory tax rate was 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94%, net of the federal benefit. For the three months ended September 30, 2023, the Company’s effective tax rate was zero. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

The Company recognized zero net income tax benefits for the quarter ended September 30, 2024 and 2023, respectively.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of September 30, 2024, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a full valuation allowance against its deferred tax assets.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013, April 15, 2014, and January 29, 2021 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement in effect as of September 30, 2024, is October 31, 2026, and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has an option to extend the lease term for a period of five years. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the option is exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. Upon execution of the third amendment to the Lease Agreement (the “Lease Amendment”) on January 29, 2021, the Lease Amendment included a rent abatement in the amount of approximately $214,000, which is reflected in the rent payments used in the calculation of the right-of-use (“ROU”) asset and lease liability once remeasured upon the execution of the Lease Amendment to extend the lease term. The Lease Amendment also included an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. As of the quarter ended September 30, 2024, the Company has been reimbursed approximately $506,000 by the landlord for qualified leasehold improvements in accordance with the terms of the Lease Amendment. After September 30, 2024, the Company received the remaining $39,000. This reimbursement by the landlord reduced the remaining ROU asset by the same amount and is being recognized prospectively over the remaining term of the lease.

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease.

As of September 30, 2024, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$1,396,354

Current operating lease liabilities	$910,486
Noncurrent operating lease liabilities	984,447
Total operating lease liabilities	$1,894,933

The Company’s total operating lease cost for the three months ended September 30, 2024 and 2023 was approximately $217,000 and $175,000, respectively.

As of September 30, 2024, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 2.08 years.

As of September 30, 2024, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2025	$692,810
2026	943,487
2027	317,327
Total lease payments	1,953,624
Less: imputed interest	58,691
Present value of lease payments	1,894,933
Less: current lease obligations	910,486
Total long-term lease obligations	$984,447

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended September 30, 2024 and 2023, cash paid for operating leases was approximately $250,000 and $237,000, respectively.

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

Approximately $24.75 million of the Company’s commitment under the Supply Agreement was available to be purchased as of September 30, 2024. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals ranged from approximately $4.00 million to $10.00 million each year.

During the fiscal periods ended September 30, 2024 and 2023,  the Company purchased $0 of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

On July 28, 2023, Wolfspeed initiated a confidential arbitration against the Company for breach of contract claiming damages, plus interest, costs, and attorneys’ fees. On February 10, 2025, the Company and Wolfspeed entered into a settlement agreement related to the Wolfspeed arbitration. Under the settlement agreement the Company terminated the Supply Agreement and agreed to pay Wolfspeed a total of $4.77 million, which includes the purchased and consigned inventory, Wolfspeed’s attorneys’ fees in connection with the arbitration, and interest. The final settlement amount is to be paid  as follows: $500,000 on February 11, 2025, $1.83 million on or before February 28, 2025, and $2.44 million on or before December 31, 2025. As of September 30, 2024, the Company accrued $4.77 million related to the final settlement and expected payments. The Company made payments to Wolfspeed in the amounts of $500,000 and $1.83 million on February 10, 2025 and February 26, 2025, respectively.

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

Each advance under the JPMorgan Chase Credit Facility, as amended, accrues interest at a rate equal to the sum of JPMorgan Chase’s monthly secured overnight financing rate (“SOFR rate”) to which JPMorgan Chase is subject with respect to the adjusted SOFR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum and an unsecured to secured interest rate adjustment of 0.10% per annum. Prior to the July 31, 2022 amendment, each advance under the JPMorgan Chase Credit Facility would have accrued interest at a rate equal to JPMorgan Chase’s monthly LIBOR rate multiplied by a statutory reserve rate for eurocurrency funding to which JPMorgan Chase is subject with respect to the adjusted LIBOR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum. Interest is calculated monthly on an actual/360-day basis and payable monthly in arrears. The interest rate on the credit facility was 6.47% as of September 30, 2024. Principal outstanding during an event of default, at JPMorgan Chase’s option, accrues interest at a rate of 3% per annum in excess of the above rate. Any advance may be prepaid in whole or in part without penalty at any time.

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

As of September 30, 2024, the Company has borrowed $2.3 million against the JPMorgan Chase Credit Facility and incurred $40,000 of interest expense related to the JPMorgan Chase Credit Facility. See Note 14, which notes on January 31, 2025, the Company elected not to renew the cash collateralized $5.0 million line of credit facility with JP Morgan Chase Bank, N.A.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of September 30, 2024 and June 30, 2024, it had 3,118,273 shares of common stock outstanding for each period. Holders of the Company’s common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of September 30, 2024.

Reverse Stock Split

On May 14, 2024, the Company effected a 1-for-10 reverse stock split of its common stock.  Unless otherwise indicated, all share amounts, per share data, share prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.

Repurchases of Common Stock

Pursuant to authority granted by the Company’s Board of Directors on April 29, 2022, the Company could repurchase up to approximately $5.00 million in shares outstanding of the Company’s common stock over the three-year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases were generally at the discretion of the Company’s management. As the Company repurchased its common shares, which had no par value, the Company reported such shares held as treasury stock in the accompanying condensed consolidated balance sheets with the purchase price recorded within treasury stock. The share repurchase agreement expired April 29, 2025.

The Company repurchased no shares of its common stock during the three-month periods ended September 30, 2024 and 2023.

Dividends

The Company has paid no cash dividends during the current fiscal year through September 30, 2024.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended September 30,
	2024	2023
Employee stock options	$43,422	$51,444
Totals	$43,422	$51,444

No stock-based compensation was capitalized as a cost of inventory during the three months ended September 30, 2024 or 2023.

Stock Options – The following is a summary of the stock option activity for the three months ended September 30, 2024:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2024	268,064	$8.14
Granted	2,000	1.79
Forfeited	(4,094)	$7.75
Expired	(28,131)	$5.92
Outstanding, September 30, 2024	237,839	$8.36

No stock options were granted during the three months ended September 30, 2023. The weighted average grant date fair value of stock options granted during the three months ended September 30, 2024 was approximately $0.87. The total fair value of stock options that vested during the three months ended September 30, 2024 and 2023 was approximately $53,000 and $36,000, respectively.

The following table summarizes information about stock options outstanding at September 30, 2024:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 9/30/2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 9/30/2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
237,839	6.59	$8.36	87,200	5.45	$9.18	234,640	6.55	$8.41

As of September 30, 2024, the unrecognized stock-based compensation expense related to unvested stock options was approximately $65,000, which is expected to be recognized over a weighted average period of approximately 14 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at September 30, 2024 and 2023 was $0. These amounts are before applicable income taxes and represents the closing market price of the Company’s common stock at September 30, 2024 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These values represent the amount that would have been received by the optionees had these stock options been exercised on that date. There were no stock options exercised during the three-month-periods ended September 30, 2024 and 2023.

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

The following table reconciles the differences between the basic and diluted net loss per share presentations:

	Three Months Ended September 30,
	2024	2023
Numerator:
Net loss	$(2,133,520)	$(2,539,457)

Denominator:
Weighted average common shares outstanding:
Basic	3,118,273	3,044,495
Effects of dilutive securities	-	-
Diluted	3,118,273	3,044,495

Net loss per common share:
Basic	$(0.68)	$(0.83)
Diluted	$(0.68)	$(0.83)

For the three months ended September 30, 2024, stock options to purchase approximately 239,000 shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

For the three months ended September 30, 2023, stock options to purchase approximately 177,000 shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share. Approximately 179,000 shares of unvested restricted stock are excluded from the computation of diluted net loss per common share as of September 30, 2023 because the shares are performance-based, and the underlying conditions had not been met as of the period presented and the effects of the inclusion of such shares would be anti-dilutive to net loss per common share.

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

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	September 30, 2024	June 30, 2024
Customer A	*	19%
Customer B	31%	15%
Customer C	11%	15%
Customer D	15%	12%

*	Customer A did not have a balance that represented 10% or more of total gross accounts receivable as of September 30, 2024.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales for the periods presented:

	Three Months Ended September 30,
	2024	2023
Customer B (Online Channels/Traditional Segment)	12%	14%
Customer E (Traditional Segment)	20%	**

**	Customer E did not have revenue that represented 10% or more of total revenue as of September 30, 2023.

14.	SUBSEQUENT EVENTS

On January 31, 2025, the Company elected not to renew the cash collateralized $5.0 million line of credit facility with JP Morgan Chase Bank, N.A. Upon the expiration of the $5.0 million line of credit, $5 million of restricted cash was used to settle the outstanding balance on the line of credit and the remaining cash balance became unrestricted.

On March 28, 2025, the Maturity Date was extended (the “March 2025 Extension”) to be the date that the unrelated third-party strategic marketing partner completes its next equity financing round of at least $25 million, which was expected to be in September 2025. On April 18, 2025, the unrelated third-party strategic marketing partner extended the next equity financing round from September 2025 to September 2026. In accordance with the terms of the March 2025 Extension and the revised timing of the equity financing round, the note receivable will be reclassified as a non-current note receivable within the condensed consolidated financial statements as of March 31, 2025.

On June 24, 2025, the Company and Ethara Capital, LLC executed a Convertible Secured Note Purchase Agreement. Under the terms of the agreement, the Company will issue a $2 million secured convertible note to Ethara Capital, LLC and will accrue interest at a rate of 5% annually and is payable monthly. The convertible note matures three months after issuance. Ethara Capital, LLC has the option to extend the maturity of the secured convertible note up to 39 months after issuance. Subject to obtaining Company’s shareholder approval, Ethara Capital, LLC, at its sole discretion can convert the outstanding principal balance and the unpaid interest into the Company’s common stock.

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

All forward-looking statements are subject to the risks and uncertainties inherent in predicting the future. You should be aware that although the forward-looking statements included herein represent management’s current judgment and expectations, our actual results may differ materially from those projected, stated, or implied in these forward-looking statements as a result of many factors including, but not limited to, the following:

1.	The execution of our business plans could significantly impact our liquidity and there is substantial doubt about our ability to continue as a going concern;
2.	Our business and our results of operations could be materially adversely affected as a result of general economic and market conditions;
3.	Our future financial performance depends upon increased consumer acceptance, growth of sales of our products, and operational execution of our strategic initiatives;
4.	We face intense competition in the worldwide gemstone and jewelry industry;
5.
We have historically been dependent on a single supplier for substantially all of our silicon carbide, or SiC, crystals, the raw materials we use to produce moissanite jewels; if our supply of high-quality SiC crystals is interrupted, our business may be materially harmed;

6.	Constantly evolving privacy regulatory regimes are creating new legal compliance challenges;
7.	Our information technology, or IT, infrastructure, and our network has been and may be impacted by a cyber-attack or other security incident as a result of the rise of cybersecurity events;
8.	We are subject to certain risks due to our international operations, distribution channels and vendors;
9.	Our business and our results of operations could be materially adversely affected as a result of our inability to fulfill orders on a timely basis;
10.	We are currently dependent on a limited number of distributor and retail partners in our Traditional segment for the sale of our products;
11.	We may experience quality control challenges from time to time that can result in lost revenue and harm to our brands and reputation;
12.	Seasonality of our business may adversely affect our net sales and operating income;
13.	Our operations could be disrupted by natural disasters;
14.	Sales of moissanite and lab grown diamond jewelry could be dependent upon the pricing of precious metals, which is beyond our control;
15.	Our current customers may potentially perceive us as a competitor in the finished jewelry business;
16.	If the e-commerce opportunity changes dramatically or if e-commerce technology or providers change their models, our results of operations may be adversely affected;
17.	Governmental regulation and oversight might adversely impact our operations;
18.	The effects of potential future public health crises, epidemics, pandemics or similar events on our business, operating results, and cash flows are uncertain;
19.	We are subject to arbitration, litigation and demands, which could result in significant liability and costs, and impact our resources and reputation;
20.	The financial difficulties or insolvency of one or more of our major customers or their lack of willingness and ability to market our products could adversely affect results;
21.	Negative or inaccurate information on social media could adversely impact our brand and reputation;
22.	We rely on assumptions, estimates, and data to calculate certain of our key metrics and real or perceived inaccuracies in such metrics may harm our reputation and negatively affect our business;
23.	We may not be able to adequately protect our intellectual property, which could harm the value of our products and brands and adversely affect our business;
24.	Environmental, social, and governance matters may impact our business, reputation, financial condition, and results of operations;
25.	If we fail to evaluate, implement, and integrate strategic acquisition or disposition opportunities successfully, our business may suffer;
26.
As a public reporting company, we are subject to rules and regulations established from time to time by the SEC regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results, or report them in a timely manner;

27.	Our recent delisting from The Nasdaq Stock Market and move to over the counter (“OTC”) trading could limit the liquidity and price of our common stock;
28.	We could be negatively affected as a result of a proxy contest or other actions of activist shareholders;
29.	Some anti-takeover provisions of our charter documents may delay or prevent a takeover of our Company; and
30.
We cannot guarantee that our share repurchase program will be utilized to the full value approved, or that it will enhance long-term shareholder value and repurchases we consummate could increase the volatility of the price of our common stock and could have a negative impact on our available cash balance, in addition to the other risks and uncertainties described in more detail in “Risk Factors” in Part I, Item 1A, of our 2024 Annual Report.

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

The following discussion is designed to provide a better understanding of our unaudited condensed consolidated financial statements, including a brief discussion of our business and products, key factors that impacted our performance, and a summary of our operating results. This information should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, and the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, or the 2024 Annual Report. Historical results and percentage relationships related to any amounts in the condensed consolidated financial statements are not necessarily indicative of trends in operating results for future periods.

Overview

Our Mission

At Charles & Colvard, Ltd., our mission is to provide a more conscious and conflict-free fine jewelry experience for our customers. We are dedicated to blazing a more brilliant path forward with our Made, not Mined™ gemstones and are committed to creating fine jewelry with a conscience.

About Charles & Colvard

Charles & Colvard, Ltd., a North Carolina corporation founded in 1995 (which may be referred to as Charles & Colvard, we, us, or our) is a globally recognized fine jewelry company specializing in lab created gemstones. We manufacture, market, and distribute Charles & Colvard Created Moissanite® (which we refer to as moissanite or moissanite jewels) since introducing created moissanite to the world three decades ago. After years of perfecting the process, Charles & Colvard debuted the world’s first colorless moissanite and its premium moissanite gemstone brand, Forever One™, in 2015. As an e-commerce and multi-channel destination for fine jewelry featuring lab grown gemstones, we believe the addition of lab grown diamonds is a natural progression for the Charles & Colvard brand. In September 2020, we announced our expansion into the lab grown diamond market with the launch of Caydia®, our brand of premium lab grown diamonds.

We offer gemstones and finished jewelry featuring our proprietary moissanite jewels, premium lab grown diamonds, created color gemstones, and most recently, lab grown diamonds in color, for sale in the worldwide fine jewelry market through two operating segments: our Online Channels segment, which encompasses our digital properties components, comprised of our charlesandcolvard.com, moissaniteoutlet.com, charlesandcolvarddirect.com, and madenetwork.com websites, e-commerce outlets, including marketplaces, drop-ship customers, and other pure-play, exclusively e-commerce customers; and our Traditional segment, which consists of domestic and international distributors and retail customers, including end-consumers through our Charles & Colvard Signature Showroom, which opened in October 2022. We report segment information based on the “management” approach. This segment reporting approach designates the internal reporting used by management for making operating decisions and assessing performance as the source of our operating and reportable segments. We operate in an e-commerce environment characterized by both complexity in global markets and ongoing economic uncertainties in the U.S. and internationally. Our strategy is to build a globally revered and accessible brand of gemstones and finished fine jewelry products set with moissanite and lab grown diamonds. We believe our goods appeal to a broad consumer audience and leverage our advantage of being the original and leading worldwide source of moissanite and purveyor of premium lab grown diamonds. We believe a direct relationship with consumers is an essential component of this strategy, which entails delivering tailored educational content, engaging in an interactive dialogue with our audience, and positioning our brand to meet the demands of today’s discerning consumer. A significant component of our strategy in this environment is to focus on our core products, improving the quality and predictability of the delivery of our products and services and placing those products quickly into the hands of our U.S. and international customers at affordable prices.

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

We have disclosed our critical accounting estimates in our 2024 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting estimates during the first three months of Fiscal 2025.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Net sales	$3,233,405	$4,953,023
Costs and expenses:
Cost of goods sold	2,232,403	3,008,507
Sales and marketing	1,877,330	2,721,965
General and administrative	1,262,292	1,854,268
Total costs and expenses	5,372,025	7,584,740
Loss from operations	(2,138,620)	(2,631,717)
Other income:
Other income, net	5,100	92,260
Loss before income taxes	(2,133,520)	(2,539,457)
Income tax benefit	-	-
Net loss	$(2,133,520)	$(2,539,457)

Consolidated Net Sales

Consolidated net sales for the three months ended September 30, 2024 and 2023 comprise the following:

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percent
Finished jewelry	$2,963,731	$4,301,259	$(1,337,528)	(31)%
Loose jewels	269,674	651,764	(382,090)	(59)%
Total consolidated net sales	$3,233,405	$4,953,023	$(1,719,618)	(35)%

Consolidated net sales were $3.23 million for the three months ended September 30, 2024 compared to $4.95 million for the three months ended September 30, 2023, a decrease of approximately $1.72 million, or 35%. We had lower net sales in both operating business segments during the three months ended September 30, 2024. Overall consumer confidence has continued to show signs of weakening due to general economic uncertainties, coupled with domestic and worldwide inflation, including recessionary fears, and rising interest rates. These same general economic conditions also caused weakness in demand for moissanite jewels from our domestic and international distributors, which in turn resulted in lower loose jewel and jewelry product net sales during the three months ended September 30, 2024 in our Traditional segment.

Sales of finished jewelry represented 92% of total consolidated net sales for the three months ended September 30, 2024, compared with 87% of total consolidated net sales for the corresponding period of the prior year. For the three months ended September 30, 2024, finished jewelry sales were $2.96 million compared to $4.30 million for the corresponding period of the prior year, a decrease of approximately $1.34 million or 31%. This decrease in finished jewelry sales was due primarily to lower demand across all of our finished jewelry products as a result of adverse global and domestic general economic conditions and increased competition.

Sales of loose jewels represented 8% of total consolidated net sales for the three months ended September 30, 2024, compared to 13% of total consolidated net sales for the corresponding period of the prior year. For the three months ended September 30, 2024, loose jewel sales were $270,000 compared to $652,000 million for the corresponding period of the prior year, a decrease of approximately $382,000, or 59%. The decrease for the three months ended September 30, 2024 was due primarily to lower sales of loose jewels through our distribution network in our Online Channels segment and Traditional segment, as a result of global and domestic general adverse macroeconomic conditions and increased competition coupled with continued downward pricing pressure on mined and lab grown diamonds.

U.S. net sales accounted for 100% of total consolidated net sales for the three-months ended September 30, 2024, compared with 96% for the three-months ended September 30, 2023. U.S. net sales decreased to $3.23 million, or 32%, in the three months ended September 30, 2024 compared to $4.77 million in the comparable quarter of the prior year, primarily as a result of decreased sales to U.S. customers in both our Online Channels segment and Traditional segment for the same reasons outlined above.

Our two largest U.S. customers during the three months ended September 30, 2024 accounted for 20% and 12% of total consolidated net sales during the period then ended. Our largest U.S. customer during the three months ended September 30, 2023 accounted for 14% of total consolidated net sales during the period then ended. We did not have another U.S. customer account for 10% or more of total consolidated sales during the three months ended September 30, 2024 or 2023. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for 0% of total consolidated net sales for the three-months ended September 30, 2024, compared with 4% for the three-months ended September 30, 2023. International net sales decreased to $0, or 100%, during the first quarter of Fiscal 2025 compared to $184,000 in the first quarter of the year ended September 30, 2023, or Fiscal 2024. International sales decreased due to lower demand in our international distributor market as a result of global general adverse macroeconomic conditions and increased competition coupled with continued downward pricing pressure on mined and lab grown diamonds. In light of the effects of ongoing global economic conditions, we continue to evaluate these and other potential distributors in international markets to determine the best long-term partners. As a result, and in light of the ongoing international trade challenges, we expect that our sales in these markets may significantly fluctuate each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three months ended September 30, 2024 or 2023. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Our total cost of goods sold for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$1,824,825	$1,959,167	$(134,342)	(7)%
Loose jewels	107,874	239,374	(131,500)	(55)%
Total product line cost of goods sold	1,932,699	2,198,541	(265,842)	(12)%
Non-product line cost of goods sold	299,704	809,966	(510,262)	(63)%
Total cost of goods sold	$2,232,403	$3,008,507	$(776,104)	(26)%

Total cost of goods sold was $2.2 million for the three months ended September 30, 2024 compared to $3.0 million for the three months ended September 30, 2023, a decrease of approximately $800,000, or 26%. Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The decrease in total cost of goods sold for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to decreased sales of loose jewels during the three months ended September 30, 2024 in our Traditional and Online Channels as a result of lower product demand during the quarter; release of inventory reserves related to sold inventory that was previously reserved; and a decrease in non-product line cost of goods sold. The decrease in cost of goods sold was partially offset by an increase in sales volume from finished jewelry, which was the result of special sale discounts and promotions.

The net decrease in non-product line cost of goods sold for the three months ended September 30, 2024, comprises: an approximate $226,000 decrease in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated; a $121,000 decrease in freight due to an overall lower sales volume; and a $162,000 decrease in other inventory adjustments principally related to changes in production standard cost variances compared to those in the first three months of Fiscal 2024.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percent
Sales and marketing	$1,877,330	$2,721,965	$(844,635)	(31)%

Sales and marketing expenses were $1.88 million for the three months ended September 30, 2024 compared to $2.72 million for the three months ended September 30, 2023, a decrease of approximately $845,000, or 31%.

The decrease in sales and marketing expenses for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to: a $593,000 decrease in advertising and digital marketing expenses; a $166,000 decrease in professional services and marketing support; a $69,000 decrease in compensation expenses; a $27,000 decrease in office expenses; an $8,000 decrease in travel and entertainment; and an $8,000 decrease in insurance costs. These decreases were offset partially by a $23,000 increase in software-related costs.

The decrease in advertising and digital marketing expenses for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to: a $505,000 decrease in online, television, and social media expense; an $85,000 decrease in cooperative advertising expense related to consideration of these expenses as contra-revenue under ASC 606, and are reflected in that manner for Fiscal 2025; and a $3,000 decrease in brand awareness and promotional expenses.

The decrease in professional and marketing support expenses for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to a $103,000 decrease in marketing consulting expenses and a $63,000 decrease in public relations expenses.

Compensation expenses for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to: a reduction in salaries and benefits due to a reduction in headcount for the period approximating $102,000; and a reduction in stock option expense of approximately $7,000. These decreases were partially offset by a $40,000 increase in bonus expense.

General and Administrative

General and administrative expenses for the three months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percent
General and administrative	$1,262,292	$1,854,268	$(591,976)	(32)%

General and administrative expenses were $1.26 million for the three months ended September 30, 2024 compared to $1.85 million for the three months ended September 30, 2023, a decrease of approximately $590,000, or 32%.

The decrease in general and administrative expenses for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to: a $364,000 decrease in professional fees; a $142,000 decrease in compensation related expenses; a $54,000 decrease in insurance expense; and a $31,000 decrease in retainer fees paid to the board of directors.

Professional services expenses decreased for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to: a $233,000 decrease in legal fees and professional fees associated with the cyber security event on June 28, 2023; a $103,000 decrease in fees associated with Tax and Audit services; and a $28,000 decrease in investor relations fees.

The decrease in compensation expenses for the three months ended September 30, 2024 compared to the same period in 2023 was primarily due to: a $121,000 decrease in salaries and benefits; and a $29,000 decrease in bonus expense. These decreases were partially offset by an $8,000 increase in share-based compensation expense.

Interest Income

Interest income for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percent
Interest income	$43,635	$92,260	$(48,625)	(53)%

Certain cash balances in excess of operating needs are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the three months ended September 30, 2024 and 2023, we earned interest from cash on deposit in this interest-bearing account. The decrease in  earned interest for the quarterly period ended September 30, 2024 is due to a lower cash balance being invested in interest-bearing accounts for Fiscal 2025 compared with Fiscal 2024.

Interest and Other Expense

Interest and other expense for the three months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Change
	2024	2023	Dollars	Percent
Interest and other expense	$(38,535)	$-	$(38,535)	100%

Interest and other expense incurred for the three months ended September 30, 2024 and 2023 was primarily a result of the drawdown on the Company’s line of credit.

Provision for Income Taxes

For the three months ended September 30, 2024, the Company’s statutory tax rate was 23.07% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 2.07% net of the federal benefit. For the three months ended September 30, 2023, the Company’s statutory tax rate was 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94%, net of the federal benefit. For the three months ended September 30, 2024 and 2023 the Company’s effective tax rate was 0%. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

The Company recognized zero net income tax benefit or expense for the quarters ended September 30, 2024 and 2023.

As of each reporting date, our management considers new evidence, both positive and negative, that could impact our view with regard to future realization of deferred tax assets. As of September 30, 2024, our management determined that sufficient negative evidence continued to exist to conclude it was uncertain that we would have sufficient future taxable income to utilize our deferred tax assets, and therefore, we maintained a full valuation allowance against our deferred tax assets.

Liquidity and Capital Resources

Liquidity and Capital Trends

We have concluded that our existing cash and cash equivalents and availability of other resources combined will not be sufficient to meet our working capital and capital expenditure needs over the next twelve months, and therefore, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of our financial statements included in this Quarterly Report on Form 10-Q. We are continuing to work on plans to fund operations and address the recent Wolfspeed arbitration award and settlement agreement to alleviate the conditions that raise substantial doubt by evaluating our financing arrangements, implementing cost savings actions to reduce cash outflow, and evaluating the liquidation of certain inventories, if needed.  However, there can be no assurance that these plans will be successful or that additional financing will be available on terms acceptable to the Company. A more detailed description of our going concern is included in Note 2 to our consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Access to Capital Markets

Our access to the capital markets may be limited. Although we have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell securities up to a total of $25.00 million, the shelf registration statement is currently not available to offer or sell shares of common stock due to the Company’s late periodic filings, including this Form 10-Q. Additionally, even if we regain compliance with the SEC, we will only be able to raise one-third of our public float in the event that the aggregate market value of our outstanding common stock held by non-affiliates is less than $75 million over the sixty days prior to any offer or sale. As of July 30, 2025, our public float was approximately $800,000.

In addition to the foregoing, the Company’s stock was delisted from the Nasdaq Stock Market on April 25, 2025 and is now traded on the OTC Expert Market.

Debt

We had $2.3 million in short-term borrowings on our line of credit as of September 30, 2024. We have no long-term outstanding debt as of September 30, 2024. As of January 31, 2025, the line of credit was not renewed, and the outstanding balance was paid off and the remaining collateralized restricted cash balance was released.

On June 24, 2025, the Company and Ethara Capital, LLC executed a Convertible Secured Note Purchase Agreement. Under the terms of the agreement, the Company will issue a $2 million secured convertible note to Ethara Capital, LLC and will accrue interest at a rate of 5% annually and is payable monthly. The convertible note matures three months after issuance. Ethara Capital, LLC has the option to extend the maturity of the secured convertible note up to 39 months after issuance. Subject to obtaining Company’s shareholder approval, Ethara Capital, LLC, at its sole discretion can convert the outstanding principal balance and the unpaid interest into the Company’s common stock.

Financing Activities

Long-Term Financing Activities

In accordance with authority granted by our Board of Directors on April 29, 2022, we could repurchase up to $5.00 million in shares outstanding of our common stock over the three-year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases were generally at the discretion of management. As we repurchased our common shares, which have no par value, we reported such shares held as treasury stock on our condensed consolidated balance sheets, with the purchase price recorded within treasury stock.

We repurchased no shares of our common stock during the three-month periods ended September 30, 2024 and 2023.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of September 30, 2024, our principal sources of liquidity were cash and cash equivalents totaling $2.74 million, trade accounts receivable of $870,000, and net current inventory of $5.91 million, as compared to cash and cash equivalents totaling $4.14 million, trade accounts receivable of $845,00, and net current inventory of $7.51 million as of June 30, 2024. We also had access during the three-month period ended September 30, 2024 to a $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility, that we obtained effective July 9, 2021, as amended July 28, 2022 and amended further effective June 21, 2023, July 29, 2024, and October 31, 2024, from JPMorgan Chase Bank, N.A., or JPMorgan Chase.

During the three months ended September 30, 2024, our working capital decreased by approximately $2.04 million to $2.65 million from $4.69 million at June 30, 2024. As described more fully below, the decrease in working capital at September 30, 2024 is primarily attributable to a decrease in cash and cash equivalents and current net inventory. These factors were offset partially by an increase in our accounts receivable, an increase in prepaid expenses, decrease in accounts payable, and a decrease in our accrued expenses and other liabilities. Our cash used for investing activities were principally used for the purchase of property and equipment.

During the three months ended September 30, 2024, approximately $1.29 million of cash was used in our operations. The primary drivers of our use of cash were a net loss in the amount of approximately $2.13 million, which includes $344,000 of non-cash expenditures; a decrease in accounts payable of $868,000; a decrease in accrued expenses and other liabilities of $249,000; and an increase in accounts receivable of $110,000. These factors were offset partially by: a decrease in inventory of $1.60 million and a decrease in prepaid expenses and other current assets of $132,000.

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

We manufactured approximately $279,000 and $466,000 in loose jewels and $519,000 and $2.61 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the three months ended September 30, 2024 and 2023, respectively. We expect our purchases of precious metals and labor to fluctuate in conjunction with the levels of our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market prices of gold and other precious metals are beyond our control, upward price trends could have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of September 30, 2024 and June 30, 2024, $17.42 million of our inventories were classified as long-term assets.

A more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

As of September 30, 2024, we also had federal tax net operating loss carryforward of approximately $24.76 million expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.01 million expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

Short-Term Capital Resources

Line of Credit

Effective July 7, 2021, we obtained from JPMorgan Chase our $5.00 million cash collateralized JPMorgan Chase Credit Facility. As of September 30, 2024, $2.3 million was borrowed and outstanding against the JPMorgan Chase Credit Facility.  On January 31, 2025, we elected not to renew the JP Morgan Chase Credit Facility and the Company is evaluating other financing arrangements.

Convertible Secured Note

On June 24, 2025, the Company and Ethara Capital, LLC executed a Convertible Secured Note Purchase Agreement. Under the terms of the agreement, the Company will issue a $2 million secured convertible note to Ethara Capital, LLC and will accrue interest at a rate of 5% annually and is payable monthly. The convertible note matures three months after issuance. Ethara Capital, LLC has the option to extend the maturity of the secured convertible note up to 39 months after issuance. Subject to obtaining Company’s shareholder approval, Ethara Capital, LLC, at its sole discretion can convert the outstanding principal balance and the unpaid interest into the Company’s common stock.

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

Effective June 30, 2020, the Company and Wolfspeed further amended the Supply Agreement to extend the expiration date to June 29, 2025. This amendment also, among other things, (i) spread the Company’s total purchase commitment, contingent on the Company submitting a purchase order, under the Supply Agreement in the amount of approximately $52.95 million over the term of the Supply Agreement, as amended; (ii) established a process by which Wolfspeed agreed to accept purchase orders in excess of the agreed-upon minimum purchase commitment, subject to certain conditions; and (iii) permitted the Company to purchase revised amounts of SiC materials from third parties under limited conditions.

Approximately $24.75 million of the Company’s commitment under the Supply Agreement was available to be purchased as of September 30, 2024. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals ranged from approximately $4.00 million to $10.00 million each year.

During the three months ended September 30, 2024 and 2023, the Company purchased $0 of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

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

For more information in connection with the Wolfspeed arbitration, see Part II, Item 2, “Legal Proceedings” and Note 9 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting, described below:

Material Weaknesses in Internal Control over Financial Reporting

During the fiscal year ended June 30, 2024, management identified a material weakness related to the design and maintenance of information technology general controls (“ITGCs”) related to user access and logical access, over the Company’s key financial reporting systems.

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

The two material weaknesses identified above did not result in any identified misstatements to our consolidated interim financial statements, and our management has concluded that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with U.S. GAAP.

Remediation Efforts

We have commenced measures to remediate the identified material weaknesses. Management has been and will continue designing and implementing an improved process for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, as well as enhancing the precision of management review controls. The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time for management to conclude, through testing, that the controls are operating effectively. The identified material weaknesses are not considered remediated as of September 30, 2024 as remediation efforts are ongoing.

Changes in Internal Controls Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2023, Wolfspeed initiated a confidential arbitration against us for breach of contract claiming damages, plus interest, costs, and attorneys’ fees.  On February 10, 2025, the Company and Wolfspeed entered into a settlement agreement related to the Wolfspeed arbitration. Under the settlement agreement the Company terminated the Supply Agreement and agreed to pay Wolfspeed a total of  $4.77 million, which includes the purchased and consigned inventory, Wolfspeed’s attorneys’ fees in connection with the arbitration, and interest. The final settlement amount is to be paid $500,000 on February 11, 2025, $1.83 million on or before February 28, 2025, and $2.44 million on or before December 31, 2025.  As of September 30, 2024, the Company accrued $4.77 million related to the final settlement and expected payments. The Company made payments to Wolfspeed in the amounts of $500,000 and $1.83 million on February 10, 2025 and February 26, 2025, respectively.

Item 1A.	Risk Factors

As of September 30, 2024, there were no material changes to the risks discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes to such risks, other than as disclosed in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2024 – July 31, 2024	-	$-	-	$4,510,021
August 1, 2024 – August 31, 2024	-	$-	-	$4,510,021
September 1, 2024 – September 30, 2024	-	$-	-	$4,510,021
Total	-	$-	-	$4,510,021

(1)
On May 5, 2022, we announced that our Board of Directors had approved a share repurchase program to permit us to repurchase up to $5.00 million worth of our issued and outstanding common stock over the three-year period ending April 29, 2025.

Item 5.	Other Information

During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
10.1
Second Amendment to 2017 Employment Agreement, dated July 15, 2024, by and between Charles & Colvard, Ltd. and Clint J. Pete (incorporated herein by reference Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on July 18, 2024).

10.2
Amendment to 2020 Amended and Restated Employment Agreement, dated July 15, 2025, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on July 18, 2024).

10.3
Note Modification Agreement, dated as of July 24, 2024 (effective July 29, 2024), by and among Charles & Colvard, Ltd. and JPMorgan Chase Bank, N.A (incorporated herein by reference Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on August 1, 2024).

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

CHARLES & COLVARD, LTD.

	By:	/s/ Don O’Connell
August 4, 2025		Don O’Connell
President and Chief Executive Officer

	By:	/s/ Clint J. Pete
August 4, 2025		Clint J. Pete
Chief Financial Officer
(Principal Financial Officer and Chief Accounting Officer)