Form 10-Q
period 2024-12-31
CHARLES & COLVARD LTD
filed 2025-08-04
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2024

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

EXPLANATORY NOTE

The following Quarterly Report on Form 10-Q (this “Form 10-Q”) for Charles & Colvard, Ltd. (the “Company”), covers the three and six months ended December 31, 2024, presents the Company and its results of operations for the periods indicated therein. Except as specifically designated therein, this Form 10-Q does not reflect events occurring after December 31, 2024, and the Company has not otherwise updated disclosures contained herein to reflect events that occurred at a later date.

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended December 31, 2024

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024 (unaudited)	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,519,295	$4,137,055
Restricted cash	5,371,580	5,328,463
Accounts receivable, net	1,263,744	844,747
Inventory, net	5,905,179	7,507,303
Note receivable	250,000	250,000
Prepaid expenses and other assets	776,122	751,476
Total current assets	15,085,920	18,819,044
Long-term assets:
Inventory, net	17,423,082	17,423,082
Property and equipment, net	2,499,225	2,761,618
Intangible assets, net	378,430	370,186
Operating lease right-of-use assets	1,197,197	1,556,653
Other assets	49,658	49,658
Total long-term assets	21,547,592	22,161,197
TOTAL ASSETS	$36,633,512	$40,980,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,623,254	$8,274,284
Current maturity of long-term debt	2,300,000	2,300,000
Operating lease liabilities, current portion	916,681	904,330
Accrued expenses and other liabilities	2,978,337	2,650,532
Total current liabilities	14,818,272	14,129,146
Long-term liabilities:
Noncurrent operating lease liabilities	761,507	1,201,722
Total long-term liabilities	761,507	1,201,722
Total liabilities	15,579,779	15,330,868
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 3,157,113 shares issued and 3,118,273 shares outstanding at December 31, 2024 and 3,157,113 shares issued and 3,118,273 shares outstanding at June 30, 2024	67,233,259	67,233,259
Additional paid-in capital	16,527,018	16,452,615
Treasury stock, at cost, 38,841 shares at both December 31, 2024 and June 30, 2024	(489,979)	(489,979)
Accumulated deficit	(62,216,565)	(57,546,522)
Total shareholders’ equity	21,053,733	25,649,373
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$36,633,512	$40,980,241

See Notes to Condensed Consolidated Financial Statements (unaudited).

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net sales	$4,629,247	$7,905,639	$7,862,652	$12,858,662
Costs and expenses:
Cost of goods sold	3,124,268	5,049,947	5,356,671	8,058,454
Sales and marketing	2,772,455	4,296,324	4,649,785	7,018,289
General and administrative	1,271,539	1,497,061	2,533,831	3,351,329
Total costs and expenses	7,168,262	10,843,332	12,540,287	18,428,072
Loss from operations	(2,539,015)	(2,937,693)	(4,677,635)	(5,569,410)
Other income (expense):
Interest income	38,110	77,359	81,745	169,619
Interest expense	(35,618)	(5,571)	(74,153)	(5,571)
Total other income, net	2,492	71,788	7,592	164,048
Loss before income taxes	(2,536,523)	(2,865,905)	(4,670,043)	(5,405,362)
Income tax benefit	-	-	-	-
Net loss	$(2,536,523)	$(2,865,905)	$(4,670,043)	$(5,405,362)

Net loss per common share:
Basic	$(0.81)	$(0.94)	$(1.50)	$(1.78)
Diluted	$(0.81)	$(0.94)	$(1.50)	$(1.78)

Weighted average number of shares used in computing net loss per common share:
Basic	3,118,273	3,034,495	3,118,273	3,034,495
Diluted	3,118,273	3,034,495	3,118,273	3,034,495

See Notes to Condensed Consolidated Financial Statements (unaudited).

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Six Months Ended December 31, 2024
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2024	3,118,273	$67,233,259	$16,452,615	$(489,979)	$(57,546,522)	$25,649,373
Stock-based compensation	-	-	43,422	-	-	43,422
Net loss	-	-	-	-	(2,133,520)	(2,133,520)
Balance at September 30, 2024	3,118,273	$67,233,259	$16,496,037	$(489,979)	$(59,680,042)	$23,559,275
Stock-based compensation	-	-	30,981	-	-	30,981
Net loss	-	-	-	-	(2,536,523)	(2,536,523)
Balance at December 31, 2024	3,118,273	$67,233,259	$16,527,018	$(489,979)	$(62,216,565)	$21,053,733

	Six Months Ended December 31, 2023
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2023	3,052,370	$57,242,211	$26,205,919	$(489,979)	$(43,183,565)	$39,774,586
Stock-based compensation	-	-	51,444	-	-	51,444
Net loss	-	-	-	-	(2,539,457)	(2,539,457)
Balance at September 30, 2023	3,052,370	$57,242,211	$26,257,363	$(489,979)	$(45,723,022)	$37,286,573
Stock-based compensation	-	-	67,174	-	-	67,174
Cancellation of restricted stock	(17,875)	-	-	-	-	-
Net loss	-	-	-	-	(2,865,905)	(2,865,905)
Balance at December 31, 2023	3,034,495	$57,242,211	$26,324,537	$(489,979)	$(48,588,927)	$34,487,842

See Notes to Condensed Consolidated Financial Statements (unaudited).

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,670,043)	$(5,405,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	434,556	357,019
Stock-based compensation	74,403	118,618
Provision for uncollectible accounts	85,000	117,000
Provision for sales returns	-	154,000
Provision for accounts receivable discounts	-	5,793
Changes in operating assets and liabilities:
Accounts receivable	(503,997)	(1,425,184)
Inventory	1,602,124	991,141
Prepaid expenses and other assets, net	334,810	273,987
Accounts payable	348,970	1,262,867
Accrued expenses and other liabilities	(100,059)	(394,651)
Net cash used in operating activities	(2,394,236)	(3,944,772)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(163,920)	(495,302)
Payments for intangible assets	(16,487)	(41,650)
Net cash used in investing activities	(180,407)	(536,952)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	500,000
Payments on line of credit	-	(500,000)
Net cash used in financing activities	-	-

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(2,574,643)	(4,481,724)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	9,465,518	15,568,911
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$6,890,875	$11,087,187

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$76,504	$2,875

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025.

The condensed consolidated financial statements as of December 31, 2024 and for the three and six months ended December 31, 2024 and 2023 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2024 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2024 Annual Report”) for the fiscal year ended June 30, 2024 or Fiscal 2024 filed with the SEC on April 3, 2025.

The accompanying condensed consolidated financial statements as of December 31, 2024 and June 30, 2024 and for the three and six months ended December 31, 2024 and 2023, include the accounts of the Company and its wholly-owned subsidiaries charlesandcolvard.com, LLC, including its wholly-owned subsidiary, moissaniteoutlet.com, LLC, which was formed and incorporated as of February 24, 2022; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the six-month periods ended December 31, 2024 or 2023. All intercompany accounts have been eliminated.

Going Concern – The Company’s accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of obligations in the normal course of business. However, for the six months ended December 31, 2024, the Company had losses of $4.67 million and cash flow used in operations of $2.39 million. These factors and the recent Wolfspeed arbitration award and related settlement agreement of $4.77 million raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued.
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

Significant Accounting Policies – The Company’s significant accounting policies for the three and six months ended December 31, 2024, are consistent with those used for the fiscal year ended June 30, 2024. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2024 Annual Report for the Company’s significant accounting policies.

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

Restricted Cash – In accordance with the terms of the Company’s cash collateralized $5.00 million credit facility from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which the Company entered into on July 12, 2021, as amended July 28, 2022, June 21, 2023, July 29, 2024 and amended further October 31, 2024, the Company was required to keep cash in a cash deposit account held by JPMorgan Chase. Such amount is held as security for the Company’s credit facility from JPMorgan Chase. Accordingly, this cash deposit held by JPMorgan Chase was classified as restricted cash for financial reporting purposes on the Company’s condensed consolidated balance sheets.

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

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	December 31, 2024	June 30, 2024
Cash and cash equivalents	$1,519,295	$4,137,055
Restricted cash	5,371,580	5,328,463
Total cash, cash equivalents, and restricted cash	$6,890,875	$9,465,518

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

Summary financial information by reportable segment is as follows:

	Three Months Ended December 31, 2024
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$3,802,280	$468,110	$4,270,390
Loose jewels	326,809	32,048	358,857
Total	$4,129,089	$500,158	$4,629,247

Product line cost of goods sold
Finished jewelry	$2,231,617	$354,414	$2,586,031
Loose jewels	157,147	20,115	177,262
Total	$2,388,764	$374,529	$2,763,293

Product line gross profit
Finished jewelry	$1,570,663	$113,696	$1,684,359
Loose jewels	169,662	11,933	181,595
Total	$1,740,325	$125,629	$1,865,954

Depreciation and amortization	$95,002	$124,045	$219,047

Capital expenditures	$66,448	$825	$67,273

	Three Months Ended December 31, 2023
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$6,343,510	$1,047,842	$7,391,352
Loose jewels	310,707	203,580	514,287
Total	$6,654,217	$1,251,422	$7,905,639

Product line cost of goods sold
Finished jewelry	$3,392,715	$525,801	$3,918,516
Loose jewels	96,448	104,545	200,993
Total	$3,489,163	$630,346	$4,119,509

Product line gross profit
Finished jewelry	$2,950,795	$522,041	$3,472,836
Loose jewels	214,259	99,035	313,294
Total	$3,165,054	$621,076	$3,786,130

Depreciation and amortization	$45,392	$133,337	$178,729

Capital expenditures	$179,559	$98,691	$278,250

	Six Months Ended December 31, 2024
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$5,851,225	$1,382,896	$7,234,121
Loose jewels	440,618	187,913	628,531
Total	$6,291,843	$1,570,809	$7,862,652

Product line cost of goods sold
Finished jewelry	$3,200,378	$1,210,478	$4,410,856
Loose jewels	203,995	81,141	285,136
Total	$3,404,373	$1,291,619	$4,695,992

Product line gross profit
Finished jewelry	$2,650,847	$172,418	$2,823,265
Loose jewels	236,623	106,772	343,395
Total	$2,887,470	$279,190	$3,166,660

Depreciation and amortization	$187,010	$247,546	$434,556

Capital expenditures	$163,095	$825	$163,920

	Six Months Ended December 31, 2023
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$9,940,523	$1,752,088	$11,692,611
Loose jewels	630,381	535,670	1,166,051
Total	$10,570,904	$2,287,758	$12,858,662

Product line cost of goods sold
Finished jewelry	$4,968,315	$909,368	$5,877,683
Loose jewels	196,426	243,941	440,367
Total	$5,164,741	$1,153,309	$6,318,050

Product line gross profit
Finished jewelry	$4,972,208	$842,720	$5,814,928
Loose jewels	433,955	291,729	725,684
Total	$5,406,163	$1,134,449	$6,540,612

Depreciation and amortization	$94,151	$262,868	$357,019

Capital expenditures	$299,704	$195,598	$495,302

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Product line cost of goods sold	$2,763,293	$4,119,509	$4,695,992	$6,318,050
Non-product line cost of goods sold: Manufacturing and production control expenses	345,693	664,578	717,377	1,262,463
Freight out	201,488	338,249	283,968	542,465
Other inventory adjustments	(186,206)	(72,389)	(340,666)	(64,524)
Cost of goods sold	$3,124,268	$5,049,947	$5,356,671	$8,058,454

A reconciliation of the Company’s consolidated product line gross profit to the Company’s consolidated net loss before income taxes is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Product line gross profit	$1,865,954	$3,786,130	$3,166,660	$6,540,612
Non-allocated cost of goods sold	(360,975)	(930,438)	(660,679)	(1,740,404)
Sales and marketing	(2,772,455)	(4,296,324)	(4,649,785)	(7,018,289)
General and administrative	(1,271,539)	(1,497,061)	(2,533,831)	(3,351,329)
Other income, net	2,492	71,788	7,592	164,048
Loss before income taxes	$(2,536,523)	$(2,865,905)	$(4,670,043)	$(5,405,362)

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

The following presents net sales data by geographic area:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net sales
United States	$4,629,247	$7,742,776	$7,862,652	$12,511,686
International	-	162,863	-	346,976
Total	$4,629,247	$7,905,639	$7,862,652	$12,858,662

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of December 31, 2024 and June 30, 2024:

	Fair value measurements on a recurring basis December 31, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Fund (cash equivalents)	$24,541	$-	$-	$24,541
Total Financial Assets	$24,541	$-	$-	$24,541

	Fair value measurements on a recurring basis June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Fund (cash equivalents)	$773,613	$-	$-	$773,613
Total Financial Assets	$773,613	$-	$-	$773,613

As of December 31, 2024, the line of credit was $2.3 million. The line of credit is reflected in the consolidated balance sheet at carrying value, which approximates fair value due to its short-term nature and variable interest rate, which is considered a level 2 fair value measurement.

5.	INVENTORIES

The Company’s total inventories, net, consisted of the following as of the dates presented:

	December 31, 2024	June 30, 2024
Finished jewelry:
Raw materials	$1,037,575	$1,014,072
Work-in-process	1,242,017	433,150
Finished goods	9,219,522	10,927,372
Finished goods on consignment	1,984,040	2,247,609
Total finished jewelry	$13,483,154	$14,622,203
Loose jewels:
Raw materials	$1,732,876	$1,908,677
Work-in-process	4,684,664	5,393,035
Finished goods	3,046,554	2,577,648
Finished goods on consignment	200,675	201,345
Total loose jewels	9,664,769	10,080,705
Total supplies inventory	180,338	227,477
Total inventory	$23,328,261	$24,930,385

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	December 31, 2024	June 30, 2024
Short-term portion	$5,905,179	$7,507,303
Long-term portion	17,423,082	17,423,082
Total	$23,328,261	$24,930,385

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished goods set with moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of December 31, 2024 and June 30, 2024, work-in-process inventories issued to active production jobs approximated $1.41 million and $841,000, respectively.

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

On March 5, 2021, the Company entered into a $250,000 convertible promissory note agreement (the “Convertible Promissory Note”), with an unrelated third-party strategic marketing partner. The Convertible Promissory Note is unsecured and was scheduled originally to mature on March 5, 2022. In February 2022, the Company entered into an amendment to the Convertible Promissory Note that was effective as of December 9, 2021 and changed the maturity date to September 30, 2022. Effective September 26, 2022, the Company further amended the Convertible Promissory Note (the “September 2022 Amendment”) and changed the maturity date to June 20, 2024.  Effective June 20, 2024, the Company further amended the Convertible Promissory Note (the “June 2024 Amendment”) and changed the maturity date to March 31, 2025 (the “Maturity Date”).  In accordance with the terms of the June 2024 Amendment, the note receivable is classified as a current note receivable within the accompanying condensed consolidated financial statements as of December 31, 2024.

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

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consisted of the following as of the dates presented:

	December 31, 2024	June 30, 2024
Legal loss settlement	$1,474,567	$1,474,567
Deferred revenue	632,181	301,158
Accrued compensation and related benefits	183,111	145,903
Accrued sales taxes and franchise tax	225,578	211,337
Accrued cooperative advertising	312,009	415,324
Other accrued expenses	150,891	102,243
Total accrued expenses and other liabilities	$2,978,337	$2,650,532

8.	INCOME TAXES

For the three and six months ended December 31, 2024, the Company’s statutory tax rate was 23.07% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 2.07% net of the federal benefit. For both the three and six months ended December 31, 2024, the Company’s average effective tax rate was zero. For the three and six months ended December 31, 2023, the Company’s effective tax rate was 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94% net of the federal benefit. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

The Company recognized zero net income tax benefits for the three and six months ended December 31, 2024 and 2023, respectively.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of December 31, 2024, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a full valuation allowance against its deferred tax assets.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013, April 15, 2014, and January 29, 2021 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement, in effect as of December 31, 2024, is October 31, 2026, and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has an option to extend the lease term for a period of five years. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the option is exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. Upon execution of the third amendment to the Lease Agreement (the “Lease Amendment”) on January 29, 2021, the Lease Amendment included a rent abatement in the amount of approximately $214,000, which is reflected in the rent payments used in the calculation of the right-of-use (“ROU”) asset and lease liability once remeasured upon the execution of the Lease Amendment to extend the lease term. The Lease Amendment also included an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. As of the quarter ended December 31, 2024, the Company has been reimbursed approximately $545,000 by the landlord for qualified leasehold improvements in accordance with the terms of the Lease Amendment. This reimbursement by the landlord reduced the remaining ROU asset by the same amount and is being recognized prospectively over the remaining term of the lease.

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease.

As of December 31, 2024, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$1,197,197

Current operating lease liabilities	$916,681
Noncurrent operating lease liabilities	761,507
Total operating lease liabilities	$1,678,188

The Company’s total operating lease cost for the three months ended December 31, 2024 and 2023 was approximately $212,000 and $175,000, respectively. The Company’s total operating lease cost for the six months ended December 31, 2024 and 2023 was approximately $429,000 and $349,000, respectively.

As of December 31, 2024, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 1.83 years.

As of December 31, 2024, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2025	$463,251
2026	943,487
2027	317,327
Total lease payments	$1,724,065
Less: imputed interest	45,877
Present value of lease payments	1,678,188
Less: current lease obligations	916,681
Total long-term lease obligations	$761,507

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended December 31, 2024 and 2023, cash paid for operating leases was approximately $131,000 and $241,000, respectively. During the six months ended December 31, 2024 and 2023, cash paid for operating leases was approximately $381,000 and $479,000, respectively.

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

Approximately $24.75 million of the Company’s commitment under the Supply Agreement was available to be purchased as of December 31, 2024. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals ranged from approximately $4.00 million to $10.00 million each year.

During the six months ended December 31, 2024 and 2023 the Company made no purchases of SiC crystals.

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

Each advance under the JPMorgan Chase Credit Facility, as amended, accrues interest at a rate equal to the sum of JPMorgan Chase’s monthly secured overnight financing rate (“SOFR rate”) to which JPMorgan Chase is subject with respect to the adjusted SOFR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum and an unsecured to secured interest rate adjustment of 0.10% per annum. Prior to the July 31, 2022 amendment, each advance under the JPMorgan Chase Credit Facility would have accrued interest at a rate equal to JPMorgan Chase’s monthly LIBOR rate multiplied by a statutory reserve rate for eurocurrency funding to which JPMorgan Chase is subject with respect to the adjusted LIBOR rate as established by the U.S. Federal Reserve Board, plus a margin of 1.25% per annum. Interest is calculated monthly on an actual/360-day basis and payable monthly in arrears. The interest rate on the credit facility was 5.83% as of December 31, 2024. Principal outstanding during an event of default, at JPMorgan Chase’s option, accrues interest at a rate of 3% per annum in excess of the above rate. Any advance may be prepaid in whole or in part without penalty at any time.

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

As of December 31, 2024, the Company has borrowed $2.3 million against the JPMorgan Chase Credit Facility and incurred $74,000 of interest expense related to the JPMorgan Chase Credit Facility. See Note 14, which notes on January 31, 2025, the Company elected not to renew the cash collateralized $5.0 million line of credit facility with JP Morgan Chase Bank, N.A.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of December 31, 2024 and June 30, 2024, it had 3,118,273 shares of common stock outstanding for each period. Holders of the Company’s common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of December 31, 2024.

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

During the six-month periods ended December 31, 2024 and 2023 the Company repurchased no shares of its common stock.

Dividends

The Company has paid no cash dividends during the current fiscal year through December 31, 2024.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Employee stock options	$30,981	$67,174	$74,403	$118,618
Totals	$30,981	$67,174	$74,403	$118,618

No stock-based compensation was capitalized as a cost of inventory during the three and six months ended December 31, 2024 or 2023.

Stock Options –The following is a summary of the stock option activity for the six months ended December 31, 2024:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2024	268,064	$8.14
Granted	2,000	$1.79
Forfeited	(6,778)	$5.77
Expired	(33,464)	$6.99
Outstanding, December 31, 2024	229,822	$8.32

The weighted average grant date fair value of stock options granted during the six-months ended December 31, 2024 and 2023 was approximately $0.87 and $0.21, respectively. The total fair value of stock options that vested during the six months ended December 31, 2024 and 2023 was approximately $0 and $188,000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2024:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 12/31/2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 12/31/2024	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
229,822	6.44	$8.32	213,883	6.27	$8.55	227,208	6.41	$8.37

As of December 31, 2024, the unrecognized stock-based compensation expense related to unvested stock options was approximately $30,989, which is expected to be recognized over a weighted average period of approximately 17 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at December 31, 2024 and 2023 was approximately $0 and $59,000, respectively. These amounts are before applicable income taxes and represents the closing market price of the Company’s common stock at December 31, 2024 less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These values represent the amount that would have been received by the optionees had these stock options been exercised on that date. There were no stock options exercised during the six-month periods ended December 31, 2024 and 2023.

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

The following table reconciles the differences between the basic and diluted net loss per share presentations:

	For the Three Months Ended December 31		For the Six Months Ended December 31
	2024	2023	2024	2023
Numerator
Net loss	$(2,536,523)	$(2,865,905)	$(4,670,043)	$(5,405,362)

Denominator:
Weighted average common shares outstanding:
Basic	3,118,273	3,034,495	3,118,273	3,034,495
Effects of dilutive securities	-	-	-	-
Diluted	3,118,273	3,034,495	3,118,273	3,034,495
Net Loss per Common share:
Basic	$(0.81)	$(0.94)	$(1.50)	$(1.78)
Diluted	$(0.81)	$(0.94)	$(1.50)	$(1.78)

For the three and six months ended December 31, 2024, stock options to purchase approximately 230,000 shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

For the three and six months ended December 31, 2023, stock options to purchase approximately 275,000 shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

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

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	December 31, 2024	June 30, 2024
Customer A	* %	19%
Customer B	19%	15%
Customer C	22%	15%
Customer D	* %	12%
Customer E	23%	** %

*	Customers A and D did not have a balance that represented 10% or more of total gross accounts receivable as of December 31, 2024.

**	Customer E did not have a balance that represented 10% or more of total gross accounts receivable as of June 30, 2024.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales for the periods presented:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Customer B (Online Channels/Traditional Segment)	12%	13%	12%	13%

14.	SUBSEQUENT EVENTS

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

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which we prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. “Critical accounting estimates” are defined as those most important to the financial statement presentation and that require the most difficult, subjective, or complex judgments. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Under different assumptions and/or conditions, those actual results of operations may materially differ. The most significant estimates impacting our condensed consolidated financial statements relate to the valuation and classification of inventories, accounts receivable reserves, and revenue recognition. We also have other policies that we consider key accounting policies, but these policies typically do not require us to make estimates or judgments that are difficult or subjective.

We have disclosed our critical accounting estimates in our 2024 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting estimates during the first six months of Fiscal 2025.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three- and six- months ended December 31, 2024 and 2023:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net sales	$4,629,247	$7,905,639	$7,862,652	$12,858,662
Costs and expenses:
Cost of goods sold	3,124,268	5,049,947	5,356,671	8,058,454
Sales and marketing	2,772,455	4,296,324	4,649,785	7,018,289
General and administrative	1,271,539	1,497,061	2,533,831	3,351,329
Total costs and expenses	7,168,262	10,843,332	12,540,287	18,428,072
Loss from operations	(2,539,015)	(2,937,693)	(4,677,635)	(5,569,410)
Other income (expense):
Interest income	38,110	77,359	81,745	169,619
Interest expense	(35,618)	(5,571)	(74,153)	(5,571)
Total other income (expense), net	2,492	71,788	7,592	164,048
Loss before income taxes	(2,536,523)	(2,865,905)	(4,670,043)	(5,405,362)
Income tax benefit	-	-		-
Net loss	$(2,536,523)	$(2,865,905)	$(4,670,043)	$(5,405,362)

Consolidated Net Sales

Consolidated net sales for the three- and six- months ended December 31, 2024 and 2023 comprise the following:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Finished jewelry	$4,270,390	$7,391,352	$(3,120,962)	(42)%	$7,234,121	$11,692,611	$(4,458,490)	(38)%
Loose jewels	358,857	514,287	(155,430)	(30)%	628,531	1,166,051	(537,520)	(46)%
Total consolidated net sales	$4,629,247	$7,905,639	$(3,276,392)	(41)%	$7,862,652	$12,858,662	$(4,996,010)	(39)%

Consolidated net sales were $4.63 million for the three months ended December 31, 2024 compared to $7.91 million for the three months ended December 31, 2023, a decrease of approximately $3.28 million, or 41%. Consolidated net sales were $7.86 million for the six months ended December 31, 2024 compared to $12.86 million for the six months ended December 31, 2023, a decrease of approximately $5.00 million, or 39%. Overall consumer confidence has continued to show signs of weakening due to general economic uncertainties, coupled with domestic and worldwide inflation, including recessionary fears, and rising interest rates. These same general economic conditions also caused weakness in demand for moissanite jewels from our domestic and international distributors, which in turn resulted in lower loose jewel and jewelry product net sales during the three- and six-months ended December 31, 2024 in both of our operating segments.

Sales of finished jewelry represented 92% of total consolidated net sales for the three and six months ended December 31, 2024, respectively, compared with 93% and 91%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended December 31, 2024, finished jewelry sales were $4.27 million compared to $7.39 million for the corresponding period of the prior fiscal year, a decrease of approximately $3.12 million or 42%. For the six months ended December 31, 2024, finished jewelry sales were $7.23 million compared to $11.69 million for the corresponding period of the prior fiscal year, a decrease of approximately $4.46 million, or 38%. These decreases in finished jewelry sales for the three- and six-month periods ended December 31, 2024 were due primarily to lower demand across all of our finished jewelry products as a result of adverse global and domestic general economic conditions and increased competition.

Sales of loose jewels represented 8% of total consolidated net sales for the three and six months ended December 31, 2024, respectively, compared to 7% and 9%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended December 31, 2024, loose jewel sales were $359,000 compared to $514,000 for the corresponding period of the prior fiscal year, a decrease of approximately $155,000, or 30%. For the six months ended December 31, 2024, loose jewel sales were $629,000 compared to $1.17 million for the corresponding period of the prior fiscal year, a decrease of $538,000, or 46%. The decrease for the three- and six-month periods ended December 31, 2024 was due primarily to lower sales of loose jewels through our distribution network in our Online Channels segment and Traditional segment, as a result of global and domestic general adverse macroeconomic conditions and increased competition coupled with continued downward pricing pressure on mined and lab grown diamonds.

U.S. net sales accounted for approximately 100% of total consolidated net sales for each of the three- and six-months ended December 31, 2024, compared with 98% and 97% for each of the corresponding periods ended December 31, 2023. U.S. net sales decreased to $4.63 million, or 40%, during the three months ended December 31, 2024 compared to $7.74 million in the comparable period of the prior fiscal year. U.S. net sales decreased to $7.86 million, or 37%, during the six months ended December 31, 2024 from the corresponding period of the prior year. U.S. net sales decreased during the three and six months ended December 31, 2024 primarily as a result of decreased sales to U.S. customers in both our Online Channels segment and Traditional segment for the same reasons outlined above.

Our largest U.S. customer during the three and six months ended December 31, 2024 was also our largest customer during the three and six months ended December 31, 2023 and accounted for 12% of total consolidated net sales during each of the three- and six- month periods ended December 31, 2024 and 13%, for the three- and six-month periods ended December 31, 2023. We did not have another U.S. customer account for 10% or more of total consolidated sales during the three months ended December 31, 2024 or 2023. We expect that we, along with our customers, will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for 0% of total consolidated net sales for the three- and six-month periods ended December 31, 2024, and 2% and 3% for the three- and six-months periods ended December 31, 2023, respectively. International net sales decreased 100% during the three and six months ended December 31, 2023, as compared to the respective periods in the prior fiscal year. International sales decreased due to lower demand in our international distributor market as a result of global general adverse macroeconomic conditions and increased competition coupled with continued downward pricing pressure on mined and lab grown diamonds. In light of the effects of ongoing global economic conditions, we continue to evaluate current and other potential distributors in international markets to determine the best long-term partners. As a result, and considering the ongoing international trade challenges, we expect that our sales in these markets may significantly fluctuate with each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three or six months ended December 31, 2024 or 2023. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Our total cost of goods sold for the three and six months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$2,586,031	$3,918,516	$(1,332,485)	(34)%	$4,410,856	$5,877,683	$(1,466,827)	(25)%
Loose jewels	177,262	200,993	(23,731)	(12)%	285,136	440,367	(155,231)	(35)%
Total product line cost of goods sold	2,763,293	4,119,509	(1,356,216)	(33)%	4,695,992	6,318,050	(1,622,058)	(26)%
Non-product line cost of goods sold	360,975	930,438	(569,463)	(61)%	660,679	1,740,404	(1,079,725)	(62)%
Total cost of goods sold	$3,124,268	$5,049,947	$(1,925,679)	(38)%	$5,356,671	$8,058,454	$(2,701,783)	(34)%

Total cost of goods sold was $3.12 million for the three months ended December 31, 2024 compared to $5.05 million for the three months ended December 31, 2023, a decrease of approximately $1.93 million, or 38%. Total cost of goods sold was $5.36 million for the six months ended December 31, 2024 compared to $8.06 million for the six months ended December 31, 2023, a net decrease of approximately $2.70 million, or 34%.   Product line cost of goods sold is defined as product cost of goods sold in each of our Online Channels segment and Traditional segment excluding non-capitalized expenses from our manufacturing and production control departments, comprising personnel costs, depreciation, rent, utilities, and corporate overhead allocations; freight out; inventory write-offs; and other inventory adjustments, comprising costs of quality issues, and damaged goods.

The decrease in total cost of goods sold for the three months ended December 31, 2024 compared to the same period in 2023 was primarily due to decreased sales of loose jewels and finished jewelry during the three months ended December 31, 2024 in our Traditional and Online Channels as a result of lower product demand during the quarter, as well as a decrease in non-product line cost of goods sold.

The net decrease in non-product line cost of goods sold for the three months ended December 31, 2024, comprises: an approximate $319,000 decrease in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated; a $137,000 decrease in freight out principally from lower shipments during the period; and a $114,000 decrease in other inventory adjustments principally related to changes in production standard cost variances.

The decrease in total cost of goods sold for the six months ended December 31, 2024 compared to the same period in 2023 was also primarily driven by the decreased sales of finished goods and loose jewels during the six-months ended December 31, 2024 in both of our Online Channels segment and Traditional segment. We experienced lower demand in our Online Channels segment as a result of lower finished jewelry product demand during the six-month-period despite the calendar year-end 2024 holiday season and likewise saw lower loose jewel product demand in our Traditional segment throughout the six-month period.

The net decrease in non-product line cost of goods sold for the six months ended December 31, 2024, comprises: an approximate $545,000 decrease in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated; a $258,000 decrease in freight costs due to lower sales; and an approximate $276,000 decrease in other inventory adjustments principally related to changes in production standard cost variances compared to those in the first six months of 2024.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three- and six- months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Sales and marketing	$2,772,455	$4,296,324	$(1,523,869)	(35)%	$4,649,785	$7,018,289	$(2,368,504)	(34)%

Sales and marketing expenses were $2.77 million for the three months ended December 31, 2024 compared to $4.3 million for the three months ended December 31, 2023, a decrease of approximately $1.53 million, or 35%.

The decrease in sales and marketing expenses for the three months ended December 31, 2024 compared to the same period in 2023 was primarily due to: a $1.01 million decrease in advertising and digital marketing expenses; a $256,000 decrease in compensation expenses; a $190,000 decrease in professional services and marketing support; a $60,000 decrease in bank fees; a $14,000 decrease in telephone/fiber related communications expenses; and a $10,000 decrease in travel and entertainment expenses.

The decrease in advertising and digital marketing expenses for the three months ended December 31, 2024 compared to the same period in 2023 comprises: a $872,000 decrease in online, television, and social media expenses and a $228,000 decrease in cooperative advertising expense related to consideration of these expenses as contra-revenue under ASC 606, and are reflected in that manner for Fiscal 2025.  These decreases were partially offset by a $67,000 increase brand awareness and a $23,000 increase in advertising agency expenses.

The decrease in compensation expenses for the three months ended December 31, 2024 compared to the same period in 2023 was primarily due to: a $235,000 decrease in salaries and related employee benefits and a $21,000 decrease in bonus expense.

The decrease in professional and marketing support expenses for the three months ended December 31, 2024 compared to the same period in 2023 was primarily due to: a $140,000 decrease in marketing consulting expenses and a $50,000 decrease in public relations expenses.

The decrease in sales and marketing expenses for the six months ended December 31, 2024 compared to the same period in 2023 was primarily due to: a $1.6 million decrease  in advertising and digital marketing expenses; a $325,000 decrease in compensation expense; a $356,000 decrease in professional and marketing consulting expenses; a $113,000 decrease in bank fees; a $29,000 decrease in miscellaneous marketing expenses; a $14,000 decrease in telephone/fiber related communications expenses; and a $20,000 decrease in travel and entertainment expenses. These decreases were partially offset by a $90,000 increase in depreciation and amortization expense.

The decrease in advertising and digital marketing expenses for the six months ended December 31, 2024 compared to the same period in 2023 comprises: a $1.37 million decrease in online, television, and social media expenses; and a $316,000 decrease in cooperative advertising expense related to consideration of these expenses as contra-revenue under ASC 606, and are reflected in that manner for Fiscal 2025.  These decreases were partially offset by: a $52,000 increase in promotion expense; and a $21,000 increase in trade show expenses.

Compensation expenses for the six months ended December 31, 2024 compared to the same period in 2023 decreased primarily as a result of a $334,000 decrease in salaries, commissions, and related employee benefits; and a $8,000 decrease in severance and stock compensation expense. These decreases were partially offset by a $17,000 increase in bonus expense due to the reversal of bonus expense in the prior period.

The decrease in professional and marketing support expenses for the six months ended December 31, 2024 compared to the same period in 2023 was primarily due to: a $243,000 decrease in marketing consulting expenses and a $113,000 decrease in public relations expenses.

General and Administrative

General and administrative expenses for the three- and six- months ended December 31, 2024 and 2023 are as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
General and administrative	$1,271,539	$1,497,061	$(225,522)	(15)%	$2,533,831	$3,351,329	$(817,498)	(24)%

General and administrative expenses were $1.27 million for the three months ended December 31, 2024 compared to $1.50 million for the three months ended December 31, 2023, a decrease of approximately $230,000, or 15%.

The decrease in general and administrative expenses for the three months ended December 31, 2024 compared to the same period in 2023 was primarily due to: a $164,000 decrease in compensation related expenses; a $89,000 decrease in taxes and licenses expense; a $46,000 decrease in board of director retainer fees; a $38,000 decrease in bad debt expense; and a $20,000 decrease in insurance expense. These decreases were partially offset by: a $117,000 increase in professional fees; and a $10,000 increase in travel-related expenses.

The decrease in compensation expenses for the three months ended December 31, 2024 compared to the same period in 2023 was primarily due to: a $116,000 decrease in salaries and benefits; a $12,000 decrease in bonus expense; and a $36,000 decrease in share-based compensation expense.

Professional services expenses increased for the three months ended December 31, 2024 compared to the same period in 2024 primarily due to: a $197,000 increase in audit and tax services. This increase was partially offset by: a $70,000 decrease in legal services; and a net $9,000 decrease in investor relations and other professional services.

The decrease in general and administrative expenses for the six months ended December 31, 2024 compared to the same period in 2023 was primarily due to: a $306,000 decrease in compensation related costs; a $246,000 decrease in professional services expenses; an $85,000 decrease in general business taxes and licenses; a $77,000 decrease in board of director retainer fees; a $71,000 decrease in insurance expense; and a $32,000 decrease in bad debt expense.

Compensation expenses decreased for the six months ended December 31, 2024 compared to the same period in 2023 principally due to: a $237,000 net decrease in salaries and related employee benefits; a $40,000 decrease in bonus expense; and a $29,000 decrease in employee stock-based compensation expense.

Professional services fees decreased for the six months ended December 31, 2024 compared to the same period in 2023 primarily due to: a $166,000 decrease in legal fees due to the reduction in legal services subsequent to the resolution of the 2023 cybersecurity event; a $62,000 decrease in investor relations fees; and a $112,000 net decrease in fees in professional services. These decreases were partially offset by a $94,000 increase in audit and tax fees.

Interest Income

Interest income for the three- and six- months ended December 31, 2024 and 2023 is as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Interest income	$38,110	$77,359	$(39,249)	(51)%	$81,745	$169,619	$(87,874)	(52)%

Certain cash balances in excess of operating needs are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the three- and six- months ended December 31, 2024 and 2023, we earned interest from cash on deposit in this interest-bearing account. The decrease in earned interest for the three- and six-months periods ended December 31, 2024 reflects a decreased balance invested in interest-bearing accounts and lower interest rates during the first three- and six- months periods of Fiscal 2025 compared with Fiscal 2024.

Interest Expense and Other Expense

Interest expense and other expense for the three- and six- months ended December 31, 2024 and 2023 is as follows:

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2024	2023	Dollars	Percent	2024	2023	Dollars	Percent
Interest expense and other expense	$(35,618)	$(5,571)	$(30,047)	(539)%	$(74,153)	$(5,571)	$(68,582)	(1,231)%

Interest expense was incurred for the three- and six- months ended December 31, 2024 as a result of the drawdown on the Company’s line of credit.

Provision for Income Taxes

For the three and six months ended December 31, 2024, the Company’s statutory tax rate was 23.07% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 2.07%, net of the federal benefit. For the three and six months ended December 31, 2023, the Company’s statutory tax rate was 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94%, net of the federal benefit. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

The Company recognized zero net income tax benefit or expense for the quarters ended December 31, 2024 and 2023.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of December 31, 2024, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a full valuation allowance against its deferred tax assets.

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

Access to Capital Markets

 Our access to the capital markets may be limited. Although we have an effective shelf registration statement on Form S-3 on file with the SEC that allows us to periodically offer and sell securities up to a total of $25.00 million, the shelf registration statement is currently not available to offer or sell shares of common stock due to the Company’s late periodic filings, including this Form 10-Q. Additionally, even if we regain compliance with the SEC, we will only be able to raise one-third of our public float in the event that the aggregate market value of our outstanding common stock held by non-affiliates is less than $75 million over the sixty days prior to any offer or sale. As of July 30, 2025, our public float was approximately 800,000.

In addition to the foregoing, the Company’s stock was delisted from the Nasdaq Stock Market on April 25, 2025 and is now traded on the OTC Expert Market.

Debt

We had $2.3 million in short-term borrowings on our line of credit as of December 31, 2024. We have no long-term outstanding debt as of December 31, 2024. As of January 31, 2025, the line of credit was not renewed, and the outstanding balance was paid off and the remaining collateralized restricted cash balance was released.

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

We repurchased no shares of our common stock during the three-month periods ended December 31, 2024 and 2023.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of December 31, 2024, our principal sources of liquidity were cash and cash equivalents totaling $1.5 million, trade accounts receivable of $1.3 million, and net current inventory of $5.9 million, as compared to cash and cash equivalents totaling $4.1 million, trade accounts receivable of $845,000, and net current inventory of $7.51 million as of June 30, 2024. We also had access during the six-month period ended December 31, 2024 to a $5.00 million cash collateralized line of credit facility, or the JPMorgan Chase Credit Facility, that we obtained effective July 9, 2021, as amended July 28, 2022 and amended further effective June 21, 2023, July 29, 2024, and October 31, 2024, from JPMorgan Chase Bank, N.A., or JPMorgan Chase.

During the six months ended December 31, 2024, our working capital decreased by approximately $4.42 million to $268,000 from $4.69 million at June 30, 2024. As described more fully below, the decrease in working capital at December 31, 2024 is primarily attributable to: a net decrease in our cash, cash equivalents, and restricted cash; an increase in our accounts payable; an increase in our accrued expense and other liabilities; and an increase in our current operating lease liabilities. These factors were offset partially by: an increase in our accounts receivable and an increase in our prepaid expenses and other assets. Our cash used for investing activities were principally used for the purchase of property and equipment.

During the six months ended December 31, 2024, approximately $2.39 million of cash was used in our operations. The primary drivers of our use of cash were: a net loss in the amount of approximately $4.67 million; a $504,000 million increase in accounts receivable; and a decrease in accrued expenses and other liabilities of approximately $100,000. These factors were offset partially by: a decrease in inventory of $1.6 million; an increase in accounts payable of $349,000; a decrease in prepaid and other assets of $335,000; and $593,000 of non-cash expenditures.

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

We manufactured approximately $463,000 and $786,000 in loose jewels and $2.78 million and $5.30 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the six months ended December 31, 2024 and 2023, respectively. We expect our purchases of precious metals and labor to fluctuate in conjunction with the levels of our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market prices of gold and other precious metals are beyond our control, upward price trends could have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of December 31, 2024 and June 30, 2024, $17.42 million of our inventories were classified as long-term assets, respectively.

A detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

As of December 31, 2024, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of December 31, 2024, we also had federal tax net operating loss carryforwards of approximately $24.76 million expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.01 million expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

Short-Term Capital Resources

Line of Credit

Effective July 7, 2021, we obtained from JPMorgan Chase our $5.00 million cash collateralized JPMorgan Chase Credit Facility. As of December 31, 2024, $2.3 million was borrowed and outstanding against the JPMorgan Chase Credit Facility.  On January 31, 2025, we elected not to renew the JP Morgan Chase Credit Facility.

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

Approximately $24.75 million of the Company’s commitment under the Supply Agreement was available to be purchased as of December 31, 2024. Over the life of the Supply Agreement, as amended, the Company’s future minimum annual purchase commitments of SiC crystals ranged from approximately $4.00 million to $10.00 million each year.

During the six-months ended December 31, 2024 and 2023, the Company purchased $0 of SiC crystals from Wolfspeed pursuant to the terms of the Supply Agreement, as amended.

On July 28, 2023, Wolfspeed initiated a confidential arbitration against the Company for breach of contract claiming damages, plus interest, costs, and attorneys’ fees.  On February 10, 2025, the Company and Wolfspeed entered into a settlement agreement related to the Wolfspeed arbitration. Under the settlement agreement the Company terminated the Supply Agreement and agreed to pay Wolfspeed a total of $4.77 million, which includes the purchased and consigned inventory, Wolfspeed’s attorneys’ fees in connection with the arbitration, and interest. The final settlement amount is to be paid $500,000 on February 11, 2025, $1.83 million on or before February 28, 2025, and $2.44 million on or before December 31, 2025.  As of December 31, 2024, the Company accrued $4.77 million related to the final settlement and expected payments.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting, described below.

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

The material weaknesses identified above did not result in any identified misstatements to our consolidated interim financial statements, and our management has concluded that the consolidated financial statements present fairly, in all material respects, our financial position, results of operations, and cash flows in conformity with U.S. GAAP.

Remediation Efforts

We have commenced measures to remediate the identified material weaknesses. Management has been and will continue designing and implementing an improved process for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, as well as enhancing the precision of management review controls. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time for management to conclude, through testing, that the controls are operating effectively. The identified material weaknesses are not considered remediated as of December 31, 2024 as remediation efforts are ongoing.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2023, Wolfspeed initiated a confidential arbitration against us for breach of contract claiming damages, plus interest, costs, and attorneys’ fees.  On February 10, 2025, the Company and Wolfspeed entered into a settlement agreement related to the Wolfspeed arbitration. Under the settlement agreement the Company terminated the Supply Agreement and agreed to pay Wolfspeed a total of $4.77 million, which includes the purchased and consigned inventory, Wolfspeed’s attorneys’ fees in connection with the arbitration, and interest. The final settlement amount is to be paid $500,000 on February 11, 2025, $1.83 million on or before February 28, 2025, and $2.44 million on or before December 31, 2025.  As of December 31, 2024, the Company accrued $4.77 million related to the final settlement and expected payments. The Company made payments to Wolfspeed in the amounts of $500,000 and $1.83 million on February 10, 2025 and February 26, 2025, respectively.

Item 1A.	Risk Factors

We discussed these in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes to such risks.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2024 – October 31, 2024	-	$-	-	$4,510,021
November 1, 2024 – November 30, 2024	-	$-	-	$4,510,021
December 1, 2024 – December 31, 2024	-	$-	-	$4,510,021
Total	-	$-	-	$4,510,021

(1)
On May 5, 2022, we announced that our Board of Directors had approved a share repurchase program to permit us to repurchase up to $5.00 million worth of our issued and outstanding common stock over the three-year period ending April 29, 2025.

Item 5.	Other Information

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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