Form 10-Q
period 2025-03-31
CHARLES & COLVARD LTD
filed 2025-08-04
CIK 1015155

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2025

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

EXPLANATORY NOTE

The following Quarterly Report on Form 10-Q (this “Form 10-Q”) for Charles & Colvard, Ltd. (the “Company”), covers the three and nine months ended March 31, 2025, presents the Company and its results of operations for the periods indicated therein. Except as specifically designated therein, this Form 10-Q does not reflect events occurring after March 31, 2025, and the Company has not otherwise updated disclosures contained herein to reflect events that occurred at a later date.

2

CHARLES & COLVARD, LTD.

FORM 10-Q
For the Quarterly Period Ended March 31, 2025

3

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025 (unaudited)	June 30, 2024
ASSETS
Current assets:
Cash and cash equivalents	$1,257,099	$4,137,055
Restricted cash	447,557	5,328,463
Accounts receivable, net	707,427	844,747
Inventory, net	5,951,565	7,507,303
Note receivable	-	250,000
Prepaid expenses and other assets	678,149	751,476
Total current assets	9,041,797	18,819,044
Long-term assets:
Inventory, net	16,013,468	17,423,082
Property and equipment, net	2,330,618	2,761,618
Intangible assets, net	383,406	370,186
Note receivable – long term	250,000	-
Operating lease right-of-use assets	1,036,480	1,556,653
Other assets	49,658	49,658
Total long-term assets	20,063,630	22,161,197
TOTAL ASSETS	$29,105,427	$40,980,241

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,068,683	$8,274,284
Short-term borrowings under line of credit	-	2,300,000
Operating lease liabilities, current portion	922,918	904,330
Accrued expenses and other liabilities	2,490,351	2,650,532
Total current liabilities	9,481,952	14,129,146
Long-term liabilities:
Noncurrent operating lease liabilities	534,923	1,201,722
Total long-term liabilities	534,923	1,201,722
Total liabilities	10,016,875	15,330,868
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, no par value; 50,000,000 shares authorized; 3,157,114 shares issued and 3,118,273 shares outstanding at March 31, 2025 and 3,157,114 shares issued and 3,118,273 shares outstanding at June 30, 2024	67,233,259	67,233,259
Additional paid-in capital	16,534,984	16,452,615
Treasury stock, at cost, 38,841 shares at both March 31, 2025 and June 30, 2024	(489,979)	(489,979)
Accumulated deficit	(64,189,712)	(57,546,522)
Total shareholders’ equity	19,088,552	25,649,373
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,105,427	$40,980,241

See Notes to Condensed Consolidated Financial Statements (unaudited).

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,		Nine months Ended March 31,
	2025	2024	2025	2024
Net sales	$4,049,355	$5,261,966	$11,912,007	$18,120,629
Costs and expenses:
Cost of goods sold	3,118,504	4,076,081	8,475,175	12,134,535
Sales and marketing	1,524,954	3,684,506	6,174,739	10,702,796
General and administrative	1,374,082	1,199,511	3,907,913	4,550,841
Total costs and expenses	6,017,540	8,960,098	18,557,827	27,388,172
Loss from operations	(1,968,185)	(3,698,132)	(6,645,820)	(9,267,543)
Other income (expense):
Interest income	16,136	74,528	97,881	244,146
Interest and other expense	(21,098)	(9,103)	(95,251)	(14,672)
Total other income (expense), net	(4,962)	65,425	2,630	229,474
Loss before income taxes	(1,973,147)	(3,632,707)	(6,643,190)	(9,038,069)
Income tax expense	-	-	-	-
Net loss	$(1,973,147)	$(3,632,707)	$(6,643,190)	$(9,038,069)

Net loss per common share:
Basic	$(0.63)	$(1.20)	$(2.13)	$(2.98)
Diluted	$(0.63)	$(1.20)	$(2.13)	$(2.98)

Weighted average number of shares used in computing net loss per common share:
Basic	3,118,273	3,034,495	3,118,273	3,034,495
Diluted	3,118,273	3,034,495	3,118,273	3,034,495

See Notes to Condensed Consolidated Financial Statements (unaudited).

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(unaudited)

	Nine Months Ended March 31, 2025
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2024	3,118,273	$67,233,259	$16,452,615	$(489,979)	$(57,546,522)	$25,649,373
Stock-based compensation	-	-	43,422	-	-	43,422
Net loss	-	-	-	-	(2,133,520)	(2,133,520)
Balance at September 30, 2024	3,118,273	$67,233,259	$16,496,037	$(489,979)	$(59,680,042)	$23,559,275
Stock-based compensation	-	-	30,981	-	-	30,981
Net loss	-	-	-	-	(2,536,523)	(2,536,523)
Balance at December 31, 2024	3,118,273	67,233,259	$16,527,018	$(489,979)	$(62,216,565)	$21,053,733
Stock-based compensation	-	-	7,966	-	-	7,966
Net loss	-	-	-	-	(1,973,147)	(1,973,147)
Balance at March 31, 2025	3,118,273	67,233,259	$16,534,984	$(489,979)	$(64,189,712)	$19,088,552

	Nine Months Ended March 31, 2024
	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Shareholders’ Equity
Balance at June 30, 2023	3,052,370	$57,242,211	$26,205,919	$(489,979)	$(43,183,565)	$39,774,586
Stock-based compensation	-	-	51,444	-	-	51,444
Net loss	-	-	-	-	(2,539,457)	(2,539,457)
Balance at September 30, 2023	3,052,370	57,242,211	26,257,363	(489,979)	(45,723,022)	37,286,573
Stock-based compensation	-	-	67,174	-	-	67,174
Issuance of restricted stock	(17,875)	-	-	-	-	-
Net loss	-	-	-	-	(2,865,905)	(2,865,905)
Balance at December 31, 2023	3,034,495	57,242,211	26,324,537	(489,979)	(48,588,927)	34,487,842
Stock-based compensation	-	-	70,344	-	-	70,344
Net loss	-	-	-	-	(3,632,707)	(3,632,707)
Balance at March 31, 2024	3,034,495	$57,242,211	$26,394,881	$(489,979)	$(52,221,634)	$30,925,479

See Notes to Condensed Consolidated Financial Statements (unaudited).

CHARLES & COLVARD, LTD.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,643,190)	$(9,038,069)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	651,209	530,161
Stock-based compensation	82,369	188,961
Provision for uncollectible accounts	85,000	107,000
Recovery of sales returns	-	(160,000)
Provision for accounts receivable discounts	-	11,976

Changes in operating assets and liabilities:
Accounts receivable	52,321	(145,461)
Inventory	2,965,352	1,445,889
Prepaid expenses and other assets	593,500	574,892
Accounts payable	(2,205,602)	1,079,280
Accrued expenses and other liabilities	(808,392)	(651,388)
Net cash used in operating activities	(5,227,433)	(6,056,759)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(207,754)	(723,256)
Payments for intangible assets	(25,675)	(49,294)
Net cash used in investing activities	(233,429)	(772,550)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit	-	500,000
Repayment of the line of credit	(2,300,000)	-
Net cash provided by (used in) financing activities	(2,300,000)	500,000

NET DECREASE IN CASH, CASH EQUIVALENTS, AND RESTRICTED CASH	(7,760,862)	(6,329,309)
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, BEGINNING OF PERIOD	9,465,518	15,568,911
CASH, CASH EQUIVALENTS, AND RESTRICTED CASH, END OF PERIOD	$1,704,656	$9,239,602

Supplemental disclosure of cash flow information:
Cash paid during the period for income taxes	$-	$16,486
Cash paid during the period for interest expense	$87,372	$10,770

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

Basis of Presentation and Principles of Consolidation – The accompanying unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information. However, certain information or footnote disclosures normally included in complete financial statements prepared in accordance with U.S. GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q include all normal and recurring adjustments necessary for the fair statement of the results for the interim periods presented. The results for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 2025.

The condensed consolidated financial statements as of March 31, 2025 and for the three and nine months ended March 31, 2025 and 2024 included in this Quarterly Report on Form 10-Q are unaudited. The balance sheet as of June 30, 2024 is derived from the audited financial statements as of that date. The accompanying statements should be read in conjunction with the audited financial statements and related notes contained in Item 8 of the Company’s Annual Report on Form 10-K (the “2024 Annual Report”) for the fiscal year ended June 30, 2024 or Fiscal 2024 filed with the SEC on April 3, 2025.

The accompanying condensed consolidated financial statements as of March 31, 2025 and June 30, 2024 and for the three and nine months ended March 31, 2025 and 2024, include the accounts of the Company and its wholly-owned subsidiaries charlesandcolvard.com, LLC, including its wholly-owned subsidiary, moissaniteoutlet.com, LLC, which was formed and incorporated as of February 24, 2022; Charles & Colvard Direct, LLC; and Charles & Colvard (HK) Ltd., the Company’s Hong Kong subsidiary, which was entered into dormancy as of September 30, 2020 following its re-activation in December 2017. Charles & Colvard (HK) Ltd. previously became dormant in the second quarter of 2009 and has had no operating activity since 2008. Charles & Colvard Direct, LLC, had no operating activity during the three- and nine-month periods ended March 31, 2025 or 2024. All intercompany accounts have been eliminated.

Going Concern – The Company’s accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of obligations in the normal course of business. However, for the nine months ended March 31, 2025, the Company had losses of $6.64 million and cash flow used in operations of $5.23 million. These factors and the recent Wolfspeed arbitration award and related settlement agreement of $4.77 million raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date the financial statements are issued.
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

Significant Accounting Policies – The Company’s significant accounting policies used for the three and nine months ended March 31, 2025, are consistent with those used for the fiscal year ended June 30, 2024. Accordingly, please refer to Note 2 to the Consolidated Financial Statements in the 2024 Annual Report for the Company’s significant accounting policies.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. As future events and their effects cannot be fully determined with precision, actual results of operations, cash flow, and financial position could differ significantly from estimates. The most significant estimates impacting the Company’s condensed consolidated financial statements relate to the valuation and classification of inventories, accounts receivable reserves, stock-based compensation, valuation allowance for deferred income tax assets, and revenue recognition. Changes in estimates are reflected in the condensed consolidated financial statements in the period in which the change in estimate occurs.

Restricted Cash – In accordance with the terms of the Company’s cash collateralized $5.00 million credit facility from JPMorgan Chase Bank, N.A. (“JPMorgan Chase”), which the Company entered into on July 12, 2021, as amended July 28, 2022, June 21, 2023, July 29, 2024, amended further October 31, 2024, and expired on January 31, 2025, the Company was required to keep $5.1 million in a cash deposit account held by JPMorgan Chase. Such amount was held as security for the Company’s credit facility from JPMorgan Chase. Accordingly, during the term of the JPMorgan Chase credit facility, the cash deposit held by JPMorgan Chase was classified as restricted cash for financial reporting purposes on the Company’s Condensed Consolidated Balance Sheets.

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

The reconciliation of cash, cash equivalents, and restricted cash, as presented on the Condensed Consolidated Statements of Cash Flows, consist of the following as of the dates presented:

	March 31, 2025	June 30, 2024
Cash and cash equivalents	$1,257,099	$4,137,055
Restricted cash	447,557	5,328,463
Total cash, cash equivalents, and restricted cash	$1,704,656	$9,465,518

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

The Company manages its business through two operating and reportable segments based on its distribution channels to sell its product lines, loose jewels and finished jewelry: its “Online Channels” segment, which consists of e-commerce outlets including charlesandcolvard.com, moissaniteoutlet.com, charlesandcolvarddirect.com, madenetwork.com, third-party online marketplaces, drop-ship retail, and other pure-play, exclusively e-commerce outlets; and its “Traditional” segment, which consists of wholesale and retail customers, including its own Charles & Colvard Signature Showroom. The accounting policies of the Online Channels segment and Traditional segment are the same as those described in Note 2, “Basis of Presentation and Significant Accounting Policies” and in the Notes to the Consolidated Financial Statements in the 2024 Annual Report.

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

Summary financial information by reportable segment is as follows:

	Three Months Ended March 31, 2025
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$2,376,826	$1,552,102	$3,928,928
Loose jewels	114,084	6,343	120,427
Total	$2,490,910	$1,558,445	$4,049,355

Product line cost of goods sold
Finished jewelry	$986,979	$1,195,555	$2,182,534
Loose jewels	44,858	4,211	49,069
Total	$1,031,837	$1,199,766	$2,231,603

Product line gross profit
Finished jewelry	$1,389,847	$356,547	$1,746,394
Loose jewels	69,226	2,132	71,358
Total	$1,459,073	$358,679	$1,817,752

Depreciation and amortization	$94,189	$122,464	$216,653

Capital expenditures	$41,359	$2,475	$43,834

	Three Months Ended March 31, 2024
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$3,840,382	$1,044,116	$4,884,498
Loose jewels	219,828	157,640	377,468
Total	$4,060,210	$1,201,756	$5,261,966

Product line cost of goods sold
Finished jewelry	$1,980,096	$737,957	$2,718,053
Loose jewels	75,243	76,627	151,870
Total	$2,055,339	$814,584	$2,869,923

Product line gross profit
Finished jewelry	$1,860,286	$306,159	$2,166,445
Loose jewels	144,585	81,013	225,598
Total	$2,004,871	$387,172	$2,392,043

Depreciation and amortization	$41,260	$131,882	$173,142

Capital expenditures	$142,756	$85,198	$227,954

	Nine months Ended March 31, 2025
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$8,228,051	$2,934,998	$11,163,049
Loose jewels	554,702	194,256	748,958
Total	$8,782,753	$3,129,254	$11,912,007

Product line cost of goods sold
Finished jewelry	$4,187,357	$2,406,033	$6,593,390
Loose jewels	248,853	85,352	334,205
Total	$4,436,210	$2,491,385	$6,927,595

Product line gross profit
Finished jewelry	$4,040,694	$528,965	$4,569,659
Loose jewels	305,849	108,904	414,753
Total	$4,346,543	$637,869	$4,984,412

Depreciation and amortization	$281,199	$370,010	$651,209

Capital expenditures	$204,454	$3,300	$207,754

	Nine months Ended March 31, 2024
	Online Channels	Traditional	Total
Net sales
Finished jewelry	$13,780,906	$2,796,204	$16,577,110
Loose jewels	850,208	693,311	1,543,519
Total	$14,631,114	$3,489,515	$18,120,629

Product line cost of goods sold
Finished jewelry	$6,948,411	$1,647,325	$8,595,736
Loose jewels	271,669	320,569	592,238
Total	$7,220,080	$1,967,894	$9,187,974

Product line gross profit
Finished jewelry	$6,832,495	$1,148,879	$7,981,374
Loose jewels	578,539	372,742	951,281
Total	$7,411,034	$1,521,621	$8,932,655

Depreciation and amortization	$135,411	$394,750	$530,161

Capital expenditures	$442,460	$280,796	$723,256

The Company does not allocate any assets to the reportable segments, and, therefore, no asset information is reported to the chief operating decision maker or disclosed in the financial information for each segment.

A reconciliation of the Company’s product line cost of goods sold to cost of goods sold as reported in the condensed consolidated financial statements is as follows:

	Three Months Ended March 31,		Nine months Ended March 31,
	2025	2024	2025	2024
Product line cost of goods sold	$2,231,603	$2,869,923	$6,927,595	$9,187,974
Non-product line cost of goods sold: Manufacturing and production control expenses	401,395	672,373	1,118,772	1,934,837
Freight out	108,782	286,526	392,750	828,990
Other inventory adjustments	376,724	247,259	36,058	182,734
Cost of goods sold	$3,118,504	$4,076,081	$8,475,175	$12,134,535

A reconciliation of the Company’s consolidated product line gross profit to the Company’s consolidated net loss before income taxes is as follows:

	Three Months Ended March 31,		Nine months Ended March 31,
	2025	2024	2025	2024
Product line gross profit	$1,817,752	$2,392,043	$4,984,412	$8,932,655
Non-allocated cost of goods sold	(886,901)	(1,206,158)	(1,547,580)	(2,946,561)
Sales and marketing	(1,524,954)	(3,684,506)	(6,174,739)	(10,702,796)
General and administrative	(1,374,082)	(1,199,511)	(3,907,913)	(4,550,841)
Other income (expense) net	(4,962)	65,425	2,630	229,474
Loss before income taxes	$(1,973,147)	$(3,632,707)	$(6,643,190)	$(9,038,069)

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

The following presents net sales data by geographic area:

	Three Months Ended March 31,		Nine months Ended March 31,
	2025	2024	2025	2024
Net sales
United States	$4,049,355	$5,188,939	$11,912,007	$17,700,626
International	-	73,027	-	420,003
Total	$4,049,355	$5,261,966	$11,912,007	$18,120,629

4.	FAIR VALUE MEASUREMENTS

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

The Company evaluated its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period. The following tables summarize the Company’s financial assets measured at fair value as of March 31, 2025 and June 30, 2024:

	Fair value measurements on a recurring basis March 31, 2025
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Fund (cash equivalents)	$22,428	$-	$-	$22,428
Total Financial Assets	$22,428	$-	$-	$22,428

	Fair value measurements on a recurring basis June 30, 2024
	Level 1	Level 2	Level 3	Total
Financial Assets:
Money Market Fund (cash equivalents)	$773,613	$-	$-	$773,613
Total Financial Assets	$773,613	$-	$-	$773,613

5.	INVENTORIES

The Company’s total inventories, net, consisted of the following as of the dates presented:

	March 31, 2025	June 30, 2024
Finished jewelry:
Raw materials	$612,011	$1,014,072
Work-in-process	855,736	433,150
Finished goods	7,862,669	10,927,372
Finished goods on consignment	1,845,779	2,247,609
Total finished jewelry	$11,176,195	$14,622,203
Loose jewels:
Raw materials	$1,732,876	$1,908,677
Work-in-process	4,518,231	5,393,035
Finished goods	4,172,797	2,577,648
Finished goods on consignment	196,936	201,345
Total loose jewels	10,620,840	10,080,705
Total supplies inventory	167,998	227,477
Total inventory	$21,965,033	$24,930,385

As of the dates presented, the Company’s total inventories, net of reserves, are classified as follows:

	March 31, 2025	June 30, 2024
Short-term portion	$5,951,565	$7,507,303
Long-term portion	16,013,468	17,423,082
Total	$21,965,033	$24,930,385

The Company’s work-in-process inventories include raw SiC crystals on which processing costs, such as labor and sawing, have been incurred; and components, such as metal castings and finished goods set with moissanite jewels, that have been issued to jobs in the manufacture of finished jewelry. The Company’s moissanite jewel manufacturing process involves the production of intermediary shapes, called “preforms,” that vary depending upon the expected size and shape of the finished jewel. To maximize manufacturing efficiencies, preforms may be made in advance of current finished inventory needs but remain in work-in-process inventories. As of March 31, 2025 and June 30, 2024, work-in-process inventories issued to active production jobs approximated $996,000 and $841,000, respectively.

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

On March 5, 2021, the Company entered into a $250,000 convertible promissory note agreement (the “Convertible Promissory Note”), with an unrelated third-party strategic marketing partner. The Convertible Promissory Note is unsecured and was scheduled originally to mature on March 5, 2022. In February 2022, the Company entered into an amendment to the Convertible Promissory Note that was effective as of December 9, 2021 and changed the maturity date to September 30, 2022. Effective September 26, 2022, the Company further amended the Convertible Promissory Note (the “September 2022 Amendment”) and changed the maturity date to June 20, 2024.  Effective June 20, 2024, the Company further amended the Convertible Promissory Note (the “June 2024 Amendment”) and changed the maturity date to March 31, 2025 (the “Maturity Date”). On March 28, 2025, the Maturity Date was extended (the “March  2025 Extension”) to be the date that the unrelated third-party strategic marketing partner completes its next equity financing round of at least $25 million, which was expected to be in September 2025. On April 18, 2025, the unrelated third-party strategic marketing partner extended the next equity financing round from September 2025 to September 2026. In accordance with the terms of the March 2025 Extension and the revised timing of the equity financing round, the note receivable is classified as a non-current note receivable within the accompanying condensed consolidated financial statements as of March 31, 2025.

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

7.	ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued expenses and other liabilities, current, consist of the following as of the dates presented:

	March 31, 2025	June 30, 2024
Legal loss settlement	$1,474,567	$1,474,567
Deferred revenue	261,961	301,158
Accrued compensation and related benefits	154,117	145,903
Accrued sales taxes and franchise tax	182,410	211,337
Accrued cooperative advertising	277,274	415,324
Other accrued expenses	140,022	102,243
Total accrued expenses and other liabilities	$2,490,351	$2,650,532

8.	INCOME TAXES

For the three and nine months ended March 31, 2025, the Company’s statutory tax rate was 23.07% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 2.07% net of the federal benefit. For both the three and nine months ended March 31, 2025, the Company’s average effective tax rate was zero. For the three and nine months ended March 31, 2024, the Company’s effective tax rate was 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94% net of the federal benefit. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

The Company recognized zero net income tax benefits for the three and nine months ended March 31, 2025 and 2024, respectively.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of March 31, 2025, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a full valuation allowance against its deferred tax assets.

9.	COMMITMENTS AND CONTINGENCIES

Lease Arrangements

On December 9, 2013, the Company entered into a Lease Agreement, as amended on December 23, 2013, April 15, 2014, and January 29, 2021 (the “Lease Agreement”), for its corporate headquarters, which occupies approximately 36,350 square feet of office, storage and light manufacturing space and is classified as an operating lease for financial reporting purposes. The expiration date of the base term of the Lease Agreement, in effect as of March 31, 2025 is October 31, 2026, and the terms of the Lease Agreement contain no early termination provisions. Provided there is no outstanding uncured event of default under the Lease Agreement, the Company has an option to extend the lease term for a period of five years. The Company’s option to extend the term of the Lease Agreement must be exercised in writing on or before 270 days prior to expiration of the then-current term. If the option is exercised, the monthly minimum rent for each of the extended terms will be adjusted to the then prevailing fair market rate.

The Company took possession of the leased property on May 23, 2014, once certain improvements to the leased space were completed and did not have access to the property before this date. Upon execution of the third amendment to the Lease Agreement (the “Lease Amendment”) on January 29, 2021, the Lease Amendment included a rent abatement in the amount of approximately $214,000, which is reflected in the rent payments used in the calculation of the right-of-use (“ROU”) asset and lease liability once remeasured upon the execution of the Lease Amendment to extend the lease term. The Lease Amendment also included an allowance for leasehold improvements offered by the landlord in an amount not to exceed approximately $545,000. As of the quarter ended March 31, 2025, the Company has been reimbursed approximately $545,000 by the landlord for qualified leasehold improvements in accordance with the terms of the Lease Amendment. This reimbursement by the landlord reduced the remaining ROU asset by the same amount and is being recognized prospectively over the remaining term of the lease.

The Company has no other material operating leases and is not party to leases that would qualify for classification as a finance lease, variable lease, or short-term lease.

As of March 31, 2025, the Company’s balance sheet classifications of its leases are as follows:

Operating Leases:
Noncurrent operating lease ROU assets	$1,036,480

Current operating lease liabilities	$922,918
Noncurrent operating lease liabilities	534,923
Total operating lease liabilities	$1,457,841

The Company’s total operating lease cost for the three months ended March 31, 2025 and 2024 was approximately $205,000 and $175,000 respectively. The Company’s total operating lease cost for the nine months ended March 31, 2025 and 2024 was approximately $634,000 and $524,000, respectively.

As of March 31, 2025, the Company’s estimated incremental borrowing rate used and assumed discount rate with respect to operating leases was 2.81% and the remaining operating lease term was 1.58 years.

As of March 31, 2025, the Company’s remaining future payments under operating leases for each fiscal year ending June 30 are as follows:

2025	$231,625
2026	943,487
2027	317,327
Total lease payments	$1,492,439
Less: imputed interest	(34,598)
Present value of lease payments	1,457,841
Less: current lease obligations	922,918
Total long-term lease obligations	$534,923

The Company makes cash payments for amounts included in the measurement of its lease liabilities. During the three months ended March 31, 2025 and 2024 cash paid for operating leases was approximately $225,000 and $251,000, respectively. During the nine months ended March 31, 2025 and 2024, cash paid for operating leases was approximately $606,000 and $730,000, respectively.

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

During the nine months ended March 31, 2025 and 2024 the Company made no purchases of SiC crystals.

On July 28, 2023, Wolfspeed initiated a confidential arbitration against the Company for breach of contract claiming damages, plus interest, costs, and attorneys’ fees. On February 10, 2025, the Company and Wolfspeed entered into a settlement agreement related to the Wolfspeed arbitration. Under the settlement agreement the Company terminated the Supply Agreement and agreed to pay Wolfspeed a total of $4.77 million, which included the purchased and consigned inventory, Wolfspeed’s attorneys’ fees in connection with the arbitration, and interest. As of March 31, 2025, the Company paid $2.33 million of the final settlement to Wolfspeed. The remaining settlement amount of $2.44 million will be paid on or before December 31, 2025.

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

On January 31, 2025, the Company elected not to renew the cash collateralized $5.0 million line of credit facility with JP Morgan Chase Bank, N.A. As of March 31, 2025, the Company had repaid the $2.3 million balance related to the JPMorgan Chase Credit Facility and incurred approximately $95,000 of interest expense related to the JPMorgan Chase Credit Facility.

11.	SHAREHOLDERS’ EQUITY AND STOCK-BASED COMPENSATION

Common Stock

The Company is authorized to issue 50,000,000 shares of common stock, no par value. As of March 31, 2025 and June 30, 2024, it had 3,118,273 shares of common stock outstanding for each period. Holders of the Company’s common stock are entitled to one vote for each share held.

Preferred Stock

The Board of Directors is authorized, without further shareholder approval, to issue up to 10,000,000 shares of preferred stock, no par value. The preferred stock may be issued from time to time in one or more series. No shares of preferred stock had been issued as of March 31, 2025.

Reverse Stock Split

On May 14, 2024, the Company effected a 1-for-10 reverse stock split of its common stock.  Unless otherwise indicated, all share amounts, per share data, share prices and conversion rates set forth in these notes and the accompanying consolidated financial statements have, where applicable, been adjusted retroactively to reflect this reverse stock split.

Repurchases of Common Stock

Pursuant to authority granted by the Company’s Board of Directors on April 29, 2022, the Company could repurchase up to approximately $5.00 million in shares outstanding of the Company’s common stock over the three-year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases were generally at the discretion of the Company’s management. As the Company repurchases its common shares, which have no par value, the Company reported such shares held as treasury stock in the accompanying condensed consolidated balance sheets with the purchase price recorded within treasury stock. The share repurchase agreement expired April 29, 2025.

During the nine-month periods ended March 31, 2025 and 2024 the Company repurchased no shares of its common stock.

Dividends

The Company has paid no cash dividends during the current fiscal year through March 31, 2025.

Stock-Based Compensation

The following table summarizes the components of the Company’s stock-based compensation included in net income for the periods presented:

	Three Months Ended March 31,		Nine months Ended March 31,
	2025	2024	2025	2024
Employee stock options	$7,966	$70,343	$82,369	$188,961
Totals	$7,966	$70,343	$82,369	$188,961

No stock-based compensation was capitalized as a cost of inventory during the three and nine months ended March 31, 2025 or 2024.

Stock Options – The following is a summary of the stock option activity for the nine months ended March 31, 2025:

	Shares	Weighted Average Exercise Price
Outstanding, June 30, 2024	268,064	$8.14
Granted	2,000	$1.79
Forfeited	(6,778)	$5.77
Expired	(33,464)	$6.99
Outstanding, March 31, 2025	229,822	$8.32

The weighted average grant date fair value of stock options granted during the nine months ended March 31, 2025 and 2024 was approximately $0.87 and $0.21, respectively. The total fair value of stock options that vested during the nine months ended March 31, 2025 and 2024 was approximately $199,385 and $224,000, respectively.

The following table summarizes information about stock options outstanding at March 31, 2025:

Options Outstanding			Options Exercisable			Options Vested or Expected to Vest
Balance as of 03/31/2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 03/31/2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Balance as of 03/31/2025	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
229,822	6.19	$8.32	217,304	6.06	$8.56	227,605	6.17	$8.37

As of March 31, 2025, the unrecognized stock-based compensation expense related to unvested stock options was approximately $23,024, which is expected to be recognized over a weighted average period of approximately 15 months.

The aggregate intrinsic value of stock options outstanding, exercisable, and vested or expected to vest at March 31, 2025 and 2024 was approximately $0 and $22,126 respectively. These amounts are before applicable income taxes and represent the closing market price of the Company’s common stock at March 31, 2025, less the grant price, multiplied by the number of stock options that had a grant price that is less than the closing market price. These values represent the amount that would have been received by the optionees had these stock options been exercised on that date. There were no stock options exercised during the nine-month periods ended March 31, 2025 and 2024.

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

The following table reconciles the differences between the basic and diluted net loss per share presentations:

	For the Three Months Ended March 31		For the Nine Months Ended March 31
	2025	2024	2025	2024
Numerator
Net loss	$(1,973,147)	$(3,632,707)	$(6,643,190)	$(9,038,069)

Denominator:
Weighted average common shares outstanding:
Basic	3,118,273	3,034,495	3,118,273	3,034,495
Effects of dilutive securities	-	-	-	-
Diluted	3,118,273	3,034,495	3,118,273	3,034,495

Net Loss per Common share:
Basic	$(0.63)	$(1.20)	(2.13)	$(2.98)
Diluted	$(0.63)	$(1.20)	(2.13)	$(2.98)

For the three and nine months ended March 31, 2025, stock options to purchase approximately 230,000 shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

For the three and nine months ended March 31, 2024, stock options to purchase approximately 275,000 shares were excluded from the computation of diluted net loss per common share because the effect of inclusion of such amounts would be anti-dilutive to net loss per common share.

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

The following is a summary of customers that represent 10% or more of total gross accounts receivable as of the dates presented:

	March 31, 2025	June 30, 2024
Customer A	* %	19%
Customer B	30%	15%
Customer C	**	15%
Customer D	17%	12%
Customer F	17%	***

*	Customer A did not have a balance that represented 10% or more of total gross accounts receivable as of March 31, 2025.

**	Customer C did not have a balance that represented 10% or more of total gross accounts receivable as of March 31, 2025.

***	Customer F did not have a balance that represented 10% or more of total gross accounts receivable as of June 30, 2024.

A significant portion of sales is derived from certain customer relationships. The following is a summary of customers that represent 10% or more of total net sales for the periods presented:

	Three Months Ended March 31,		Nine months Ended March 31,
	2025	2024	2025	2024
Customer B (Online Channels/Traditional Segment)	****	13%	10%	13%
Customer E (Traditional Segment)	17%	*****	11%	*******
Customer G (Traditional Segment)	14%	*****	******	*******

****	Customer B did not have a balance that represented 10% or more of total net revenue for the three-month period ended March 31, 2025.

*****	Customers E and G did not have a balance that represented 10% or more of total net revenue for the three-month period ended March 31, 2024.

******	Customer G did not have a balance that represented 10% or more of total net revenue for the nine-month period ended March 31, 2025.

*******	Customers E and G did not have a balance that represented 10% or more of total net revenue for the nine-month period ended March 31, 2024.

14.	SUBSEQUENT EVENTS

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

We have disclosed our critical accounting estimates in our 2024 Annual Report, and that disclosure should be read in conjunction with this Quarterly Report on Form 10-Q. There have been no significant changes in our critical accounting estimates during the first nine months of Fiscal 2025.

Results of Operations

The following table sets forth certain consolidated statements of operations data for the three and nine months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net sales	$4,049,355	$5,261,966	$11,912,007	$18,120,629
Costs and expenses:
Cost of goods sold	3,118,504	4,076,081	8,475,175	12,134,535
Sales and marketing	1,524,954	3,684,506	6,174,739	10,702,796
General and administrative	1,374,082	1,199,511	3,907,913	4,550,841
Total costs and expenses	6,017,540	8,960,098	18,557,827	27,388,172
Loss from operations	(1,968,185)	(3,698,132)	(6,645,820)	(9,267,543)
Other income (expense):
Interest income	16,136	74,528	97,881	244,146
Interest and other expense	(21,098)	(9,103)	(95,251)	(14,672)
Total other income (expense), net	(4,962)	65,425	2,630	229,474
Loss before income taxes	(1,973,147)	(3,632,707)	(6,643,190)	(9,038,069)
Income tax expense	-	-	-	-
Net loss	$(1,973,147)	$(3,632,707)	$(6,643,190)	$(9,038,069)

Consolidated Net Sales

Consolidated net sales for the three and nine months ended March 31, 2025 and 2024 comprise the following:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Finished jewelry	$3,928,928	$4,884,498	$(955,570)	(20)%	11,163,049	16,577,110	$(5,414,061)	(33)%
Loose jewels	120,427	377,468	(257,041)	(68)%	748,958	1,543,519	(794,561)	(51)%
Total consolidated net sales	$4,049,355	$5,261,966	$(1,212,611)	(23)%	$11,912,007	$18,120,629	$(6,208,622)	(34)%

Consolidated net sales were $4.05 million for the three months ended March 31, 2025, compared to $5.26 million for the three months ended March 31, 2024, a decrease of approximately $1.21 million, or 23%. Consolidated net sales were $11.91 million for the nine months ended March 31, 2025, compared to $18.12 million for the nine months ended March 31, 2024, a decrease of approximately $6.21 million, or 34%. Overall, consumer confidence has continued to show signs of weakening due to general economic uncertainties, domestic and worldwide inflation, recessionary fears, and high interest rates. These same general economic conditions also caused weakness in demand for moissanite jewels from our domestic and international distributors, resulting in lower loose jewel and jewelry product net sales during the three and nine months ended March 31, 2025, in both of our operating segments.

Sales of finished jewelry represented 97% and 94% of total consolidated net sales for the three and nine months ended March 31, 2025, respectively, compared with 93% and 91%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended March 31, 2025, finished jewelry sales were $3.93 million compared to $4.88 million for the corresponding period of the prior year, a decrease of approximately $950,000 or 20%. For the nine months ended March 31, 2025, finished jewelry sales were $11.16 million compared to $16.58 million for the corresponding period of the prior fiscal year, a decrease of approximately $5.42 million, or 33%. These decreases in finished jewelry sales for the three and nine month periods ended March 31, 2025 were due primarily to lower demand across all of our finished jewelry products as a result of adverse global and domestic general economic conditions and increased competition.

Sales of loose jewels represented 3% and 6% of total consolidated net sales for the three and nine months ended March 31, 2025, respectively, compared to 7% and 9%, respectively, of total consolidated net sales for the corresponding periods of the prior year. For the three months ended March 31, 2025, loose jewel sales were $120,000 compared to $377,000 for the corresponding period of the prior year, a decrease of approximately $257,000, or 68%. For the nine months ended March 31, 2025, loose jewel sales were $749,000 compared to $1.54 million for the corresponding period of the prior fiscal year, a decrease of $795,000, or 51%. The decrease for the three and nine month periods ended March 31, 2025 was due primarily to lower sales of loose jewels through our distribution network in our Online Channels segment and Traditional segment as a result of global and domestic general adverse macroeconomic conditions and increased competition coupled with continued downward pricing pressure on mined and lab grown diamonds and in line with our strategic shift to a more direct-to-consumer business model.

U.S. net sales accounted for 100% of total consolidated net sales for each of the three and nine months ended March 31, 2025, compared with 99% and 98% for the three and nine months ended March 31, 2024. U.S. net sales decreased to $4.05 million, or 22%%, during the three months ended March 31, 2025 compared to $5.19 million in the comparable period of the prior fiscal year. U.S. net sales decreased to $11.91 million, or 33%, during the nine months ended March 31, 2025 from $17.70 million during the corresponding period of the prior year. U.S. net sales decreased during the three and nine months ended March 31, 2025 primarily due to decreased sales to U.S. customers in both our Online Channels segment and Traditional segment for the same reasons outlined above.

Our largest U.S. customer during the three and nine months ended March 31, 2025 accounted for 17% and 11% of total consolidated net sales during the periods. For the three month period ended March 31, 2025, we had one additional customer that accounted for 14% of total consolidated net sales. We had another customer that accounted for 10% of our net sales for the nine month period ended March 31, 2025.

Our largest U.S. customer during the three and nine months ended March 31, 2024 accounted for 13% of total consolidated net sales during each of the three and nine month periods ended March 31, 2024. We did not have another U.S. customer account for 10% or more of total consolidated sales during the three and nine months ended March 31, 2024. We expect that we and our customers will remain dependent on our ability to maintain and enhance our customer-related programs. A change in or loss of any of these customer or retailer relationships could have a material adverse effect on our results of operations.

International net sales accounted for 0% of total consolidated net sales for the three and nine month periods ended March 31, 2025, and 1% and 2% for the three and nine month periods ended March 31, 2024, respectively. International net sales decreased by $73,000 and $420,000 or 100% during the three and nine months ended March 31, 2025, compared to the respective periods in the prior year. International sales decreased due to lower demand in our international distributor market as a result of global general adverse macroeconomic conditions and increased competition coupled with continued downward pricing pressure on mined and lab grown diamonds. In light of the effects of ongoing global economic conditions, we continue to evaluate current and other potential distributors in international markets to determine the best long-term partners. As a result, and considering the ongoing international trade challenges, we expect that our sales in these markets may significantly fluctuate with each reporting period.

We did not have an international customer account for 10% or more of total consolidated sales during the three or nine months ended March 31, 2025 or 2024. A portion of our international consolidated sales represents jewels sold internationally that may be re-imported to U.S. retailers.

Costs and Expenses

Cost of Goods Sold

Our total cost of goods sold for the three and nine months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Product line cost of goods sold:
Finished jewelry	$2,182,534	$2,718,053	(535,519)	(20)%	$6,593,390	8,595,736	(2,002,346)	(23)%
Loose jewels	49,069	151,870	(102,801)	(68)%	334,205	592,238	(258,033)	(44)%
Total product line cost of goods sold	2,231,603	2,869,923	(638,320)	(22)%	6,927,595	9,187,974	(2,260,379)	(25)%
Non-product line cost of goods sold	886,901	1,206,158	(319,257)	(26)%	1,547,580	2,946,561	(1,398,981)	(47)%
Total cost of goods sold	$3,118,504	$4,076,081	(957,577)	(23)%	$8,475,175	12,134,535	(3,659,360)	(30)%

Total cost of goods sold was $3.12 million for the three months ended March 31, 2025, compared to $4.08 million for the three months ended March 31, 2024, a decrease of approximately $960,000, or 23%. The total cost of goods sold was $8.48 million for the nine months ended March 31, 2025, compared to $12.13 million for the nine months ended March 31, 2024, a net decrease of approximately $3.66 million, or 30%. Product line cost of goods sold is defined as product cost of goods sold directly and excludes certain indirect supporting expenses from the manufacturing and production control departments, comprising personnel costs, allocations for depreciation, leases, utilities, and corporate overhead; freight; and period costs associated with other inventory adjustments, comprising costs of quality issues, and damaged goods.

The decrease in total cost of goods sold for the three months ended March 31, 2025, compared to the same period in 2024 was primarily due to decreased sales of loose jewels and finished jewelry during the three months ended March 31, 2025, in our Traditional and Online Channels as a result of lower product demand during the quarter, as well as a decrease in non-product line cost of goods sold.

The net decrease in non-product line cost of goods sold for the three months ended March 31, 2025, comprises: a $178,000 decrease in freight out principally from lower shipments during the period; and an approximate $271,000 decrease in non-capitalized manufacturing production control expenses principally related to the timing of when work-in-process goods are received into inventory and overhead costs are allocated. These decreases were partially offset by a $130,000 increase in other inventory adjustments principally related to changes in production standard cost variances.

The decrease in total cost of goods sold for the nine months ended March 31, 2025 compared to the same period in 2024 was also primarily driven by the decreased sales of finished goods and loose jewels during the nine months ended March 31, 2025 in both of our Online Channels segment and Traditional segment. We experienced lower demand in our Online Channels segment as a result of lower finished jewelry product demand during the nine month period despite the calendar year-end 2024 holiday season. We also and likewise saw lower loose jewel product demand in our Traditional segment throughout the nine month period.

The net decrease in non-product line cost of goods sold for the nine months ended March 31, 2025, comprises: a $816,000 decrease in indirect manufacturing production control expenses; a $436,240 decrease in freight out principally from decreased shipping volume; and a $147,000 decrease in other inventory adjustments principally related to production standard cost variances compared to those in the first nine months of 2024.

For additional disclosure relating to non-product line cost of goods sold, see Note 3 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

Sales and Marketing

Sales and marketing expenses for the three and nine months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Sales and marketing	$1,524,954	$3,684,506	$(2,159,552)	(59)%	$6,174,739	$10,702,796	$(4,528,057)	(42)%

Sales and marketing expenses were $1.52 million for the three months ended March 31, 2025 compared to $3.68 million for the three months ended March 31, 2024, a decrease of approximately $2.16 million, or 59%.

The decrease in sales and marketing expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to: a $1.52 million decrease in advertising and digital marketing expenses; a $278,000 decrease in compensation expense; a $257,000 decrease in professional services and marketing support; an $85,000 decrease in software-related costs incurred primarily in connection with software-related agreements; a $10,000 decrease in travel and entertainment; and a $9,000 decrease in general office-related expenses.

The decrease in advertising and digital marketing expenses for the three months ended March 31, 2025 compared to the same period in 2024 comprises: a $1.36 million decrease in online, television, and social media expenses; a $97,000 decrease in cooperative advertising expense related to consideration of these expenses as contra-revenue under ASC 606, and are reflected in that manner for Fiscal 2025; a $15,000 decrease in printed marketing and advertising costs; and a $48,000 decrease in advertising agency expenses.

The decrease in compensation expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to: a $254,000 decrease in salaries and related employee benefits, a $21,000 decrease in bonus expense, and a $2,000 decrease in share-based compensation expense.

The decrease in professional and marketing support expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to: a $213,000 decrease in marketing consulting expenses; and a $44,000 decrease in public relations expenses.

The decrease in sales and marketing expenses for the nine months ended March 31, 2025 compared to the same period in 2024 was primarily due to: a $3.13 million decrease in advertising and digital marketing expenses; a $603,000 decrease in compensation expense; a $203,000 decrease in general office-related expenses; a $612,000 decrease in professional services and marketing support; a $60,000 decrease in software-related expenses; a $29,000 decrease in travel and entertainment expense; a $19,000 decrease in telephone expense; and a $29,000 decrease in other miscellaneous expenses, mainly comprising recruiting fees. These decreases in sales and marketing expenses were partially offset by a $154,000 increase in depreciation and amortization expense.

The decrease in advertising and digital marketing expenses for the nine months ended March 31, 2025 compared to the same period in 2024 comprises: a $2.74 million decrease in online, television, and social media expenses; a $414,000 decrease in cooperative advertising expense related to consideration of these expenses as contra-revenue under ASC 606, and are reflected in that manner for Fiscal 2025; a $29,000 decrease in agency fees; and a $23,000 decrease in print media fees. These decreases were partially offset by: a $52,000 increase in promotional expense; and a $22,000 increase in trade show expenses.

The decrease in compensation expenses for the nine months ended March 31, 2025 compared to the same period in 2024 was primarily due to: a $588,000 decrease in salaries and related employee benefits, a $4,000 decrease in bonus expense; a $9,000 decrease in share-based compensation; and a $2,000 decrease in severance expense.

The decrease in general office-related expenses for the nine months ended March 31, 2025 compared to the same period in 2024 was primarily due to: a $175,000 decrease in bank fees; a $21,000 decrease in miscellaneous office related expenses; and a $7,000 increase insurance expenses.

The decrease in professional and marketing support expenses for the nine months ended March 31, 2025 compared to the same period in 2024 was primarily due: to a $370,000 decrease in marketing consulting expenses; and a $157,000 decrease in public and investor relations expenses.

General and Administrative

General and administrative expenses for the three and nine months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
General and administrative	$1,374,082	$1,199,511	$174,571	15%	$3,907,913	$4,550,841	$(642,928)	(14)%

General and administrative expenses were $1.37 million for the three months ended March 31, 2025 compared to $1.20 million for the three months ended March 31, 2024, an increase of approximately $175,000, or 15%.

The increase in general and administrative expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to a $502,000 increase in professional fees. This increase was partially offset by: a $170,000 decrease in compensation expense; a $65,000 decrease in travel and entertainment expense; a $47,000 decrease in board retainer fees; and a $45,000 decrease in general business taxes and licenses.

Professional services expenses increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily due to: a net increase of $301,000 in corporate professional services, which the prior year included the reimbursement of certain professional fees by our insurance carrier totaling $232,000 related to the 2023 cybersecurity event; a $131,000 increase in contract labor; and a $71,000 increase in audit and tax related services.

The decrease in compensation expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to: a $111,000 decrease in salaries and benefits; a $50,000 decrease in share-based compensation; and a $9,000 decrease in bonus expense.

The decrease in general and administrative expenses for the nine months ended March 31, 2025 compared to the same period in 2024 was primarily due to: a $482,000 decrease in compensation expense; a $130,000 decrease in general business taxes and licenses; a $123,000 decrease in board retainer fees; a $64,000 decrease in insurance expense; a $57,000 decrease in travel and entertainment expense; a $22,000 decrease in bad debt expense; and a $73,000 decrease in other administrative expenses. These decreases were partially offset by: a $256,000 increase in professional service expense; and a $37,000 increase in bank fees.

Compensation expenses decreased for the nine months ended March 31, 2025, compared to the same period in 2024 principally due to: a $354,000 net decrease in salaries and related employee benefits; a $49,000 decrease in bonus expenses; and a $78,000 decrease in employee stock-based compensation expense.

Professional services fees increased for the nine months ended March 31, 2025, compared to the same period in 2024, primarily due to: a $319,000 increase in corporate professional consulting services, which the prior year included the reimbursement of certain professional fees by our insurance carrier totaling $232,000 related to the 2023 cybersecurity event; and a $165,000 increase in professional tax and audit services. These increases were partially offset by: a $150,000 decrease in legal fees; and $78,000 decrease in investor relations fees.

Interest Income

Interest income for the three and nine months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Interest income	$16,136	$74,528	$(58,392)	(78)%	$97,881	$244,146	$(146,265)	(60)%

Certain cash balances in excess of operating needs are deposited into and maintained in an interest-bearing account with a federally insured commercial bank. Accordingly, during the three and nine months ended March 31, 2025 and 2024, we earned interest from cash on deposit in this interest-bearing account. The decrease in earned interest for the three and nine month periods ended March 31, 2025 reflects a lower cash balance in interest bearing accounts and lower interest rates during the first three and nine month periods of Fiscal 2025 compared with Fiscal 2024.

Interest and Other Expense

Interest and other expense for the three and nine months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2025	2024	Dollars	Percent	2025	2024	Dollars	Percent
Interest and other expense	$21,098	$9,103	$11,995	132%	$95,251	$14,672	$80,579	549%

Interest and other expense incurred for the three and nine months ended March 31, 2025, was primarily a result of the drawdown on the Company’s line of credit.

Provision for Income Taxes

For the three and nine months ended March 31, 2025, the Company’s statutory tax rate was 23.07% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 2.07%, net of the federal benefit. For both the three and nine months ended March 31, 2025, the Company’s average effective tax rate was zero. For the three and nine months ended March 31, 2024 the Company’s statutory tax rate was 22.94% and consisted of the federal income tax rate of 21.00% and a blended state income tax rate of 1.94%, net of the federal benefit.  For the three and nine months ended March 31, 2024, the Company’s effective tax rate was 0%. The Company’s effective income tax rate reflects the effect of federal and state income taxes on earnings and the impact of differences in book and tax accounting arising primarily from the permanent tax benefits associated with stock-based compensation transactions during the accounting period then ended.

The Company recognized zero net income tax benefit for the three and nine months ended March 31, 2025 and 2024.

As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of March 31, 2025, the Company’s management determined that sufficient negative evidence continued to exist to conclude it was uncertain that the Company would have sufficient future taxable income to utilize its deferred tax assets, and therefore, the Company maintained a full valuation allowance against its deferred tax assets.

Liquidity and Capital Resources

Liquidity and Capital Trends

We have concluded that our existing cash and cash equivalents and availability of other resources combined will not be sufficient to meet our working capital and capital expenditure needs over the next twelve months, and therefore, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance of our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. We are continuing to work on plans to fund operations and address the recent Wolfspeed arbitration award and settlement agreement to alleviate the conditions that raise substantial doubt by evaluating our financing arrangements, implementing cost savings actions to reduce cash outflow, and evaluating the liquidation of certain inventories, if needed.  However, there can be no assurance that these plans will be successful or that additional financing will be available on terms acceptable to the Company. A more detailed description of our going concern is included in Note 2 to our condensed consolidated financial statements in Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

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

Financing Activities

Long-Term Financing Activities

In accordance with authority granted by our Board of Directors on April 29, 2022, we could repurchase up to $5.00 million in shares outstanding of our common stock over the three-year period ending April 29, 2025. Pursuant to the terms of the repurchase authorization, the common stock share repurchases were generally at the discretion of management. As we repurchased our common shares, which have no par value, we reported such shares held as treasury stock on our condensed consolidated balance sheets, with the purchase price recorded within treasury stock. The Company’s share repurchase program expired at the end of the term.

We repurchased no shares of our common stock during the three-month periods ended March 31, 2025 and 2024.

Operating Activities and Cash Flows

We require cash to fund our operating expenses and working capital requirements, including outlays for capital expenditures. As of March 31, 2025, our principal sources of liquidity were cash and cash equivalents totaling $1.26 million, trade accounts receivable of $707,000, and net current inventory of $5.95 million, as compared to cash and cash equivalents totaling $4.14 million, trade accounts receivable of $845,000, and net current inventory of $7.51 million as of June 30, 2024.

During the nine months ended March 31, 2025, our working capital decreased by approximately $5.13 million to $(440,000) from $4.69 million at June 30, 2024. As described more fully below, the decrease in working capital at March 31, 2025 is primarily attributable to: a net decrease in our cash, cash equivalents, and restricted cash; a decrease in our prepaid expenses and other assets; an increase in our accounts payable; and an increase in the current portion of our operating lease liabilities. These factors were offset partially by: an increase in our allocation of inventory from long-term to short-term due to a higher expected sell through of inventory on hand in the upcoming period; an increase in our accounts receivables; and a decrease in our accrued expenses and other liabilities. Our cash used for investing activities were principally used for the purchase of property and equipment.

During the nine months ended March 31, 2025, approximately $5.23 million of cash was used in our operations. The primary drivers of our use of cash were: a net loss in the amount of approximately $6.64 million; a $2.21 million decrease in accounts payables; and a decrease in accrued expenses and other liabilities of approximately $808,000. These factors were offset partially by: a decrease in inventory of approximately $2.97 million; a decrease in accounts receivable of approximately $52,000; non-cash expenditures of approximately $819,000; and a $594,000 decrease in prepaid expense and other assets.

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

We manufactured approximately $578,000 and $1.09 million in loose jewels and $924,000 and $7.96 million in finished jewelry, which includes the cost of the loose jewels and the purchase of precious metals and labor in connection with jewelry production, during the nine months ended March 31, 2025 and 2024, respectively. We expect our purchases of precious metals and labor to fluctuate in conjunction with the levels of our finished jewelry business. In addition, the price of gold has fluctuated significantly over the past decade, resulting in higher retail price points for gold jewelry. Because the market prices of gold and other precious metals are beyond our control, upward price trends could have a negative impact on our operating cash flow as we manufacture finished jewelry.

Historically, our raw material inventories of SiC crystals had been purchased under exclusive supply agreements with a limited number of suppliers. Because the supply agreements restricted the sale of these crystals exclusively to us, the suppliers negotiated minimum purchase commitments with us that, when combined with reduced sales levels during prior periods in which the purchase commitments were in effect, have resulted in levels of inventories that are higher than we might otherwise maintain. As of March 31, 2025 and June 30, 2024, $16.01 million and $17.42 million of our inventories were classified as long-term assets, respectively.

A more detailed description of our inventories is included in Note 5 to our condensed consolidated financial statements in Part I, Item 1, “Financial Statements”, of this Quarterly Report on Form 10-Q.

As of March 31, 2025, all of our remaining federal income tax credits had expired or been utilized, and therefore, are not available to be carried forward to offset future income taxes. As of March 31, 2025, we also had federal tax net operating loss carryforwards of approximately $24.76 million expiring between 2034 and 2037, or that have no expiration, which can be used to offset against future federal taxable income; North Carolina tax net operating loss carryforwards of approximately $20.01 million expiring between 2023 and 2035; and various other state tax net operating loss carryforwards expiring between 2023 and 2040, which can be used to offset against future state taxable income.

Short-Term Capital Resources

Line of Credit

Effective July 7, 2021, we obtained from JPMorgan Chase our $5.00 million cash collateralized JPMorgan Chase Credit Facility. On January 31, 2025, we elected not to renew the JP Morgan Chase Credit Facility and as of March 31, 2025, the Company had repaid the $2.3 million balance related to the JPMorgan Chase Credit Facility.

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

During the nine-months ended March 31, 2025 and 2024 the Company made no purchases of SiC crystals.

On July 28, 2023, Wolfspeed initiated a confidential arbitration against the Company for breach of contract claiming damages, plus interest, costs, and attorneys’ fees. On February 10, 2025, the Company and Wolfspeed entered into a settlement agreement related to the Wolfspeed arbitration. Under the settlement agreement the Company terminated the Supply Agreement and agreed to pay Wolfspeed a total of $4.77 million, which included the purchased and consigned inventory, Wolfspeed’s attorneys’ fees in connection with the arbitration, and interest. As of March 31, 2025, the Company paid $2.33 million of the final settlement to Wolfspeed. The remaining settlement amount of $2.44 million is to be paid on or before December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting, described below.

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

Remediation Efforts

We have commenced measures to remediate the identified material weaknesses. Management has been and will continue designing and implementing an improved process for requesting, authorizing, and reviewing user access to key systems which impact our financial reporting, as well as enhancing the precision of management review controls. The material weaknesses will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time for management to conclude, through testing, that the controls are operating effectively. The identified material weaknesses are not considered remediated as of March 31, 2025 as remediation efforts are ongoing.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 28, 2023, Wolfspeed initiated a confidential arbitration against us for breach of contract claiming damages, plus interest, costs, and attorneys’ fees.  On February 10, 2025, the Company and Wolfspeed entered into a settlement agreement related to the Wolfspeed arbitration. Under the settlement agreement the Company terminated the Supply Agreement and agreed to pay Wolfspeed a total of $4.77 million, which includes the purchased and consigned inventory, Wolfspeed’s attorneys’ fees in connection with the arbitration, and interest. As of March 31, 2025, the Company paid $2.33 million of the final settlement to Wolfspeed. The remaining settlement amount of $2.44 million is to be paid on or before December 31, 2025.

Item 1A.	Risk Factors

As of March 31, 2025, there were no material changes to the risks discussed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024. There have been no material changes to such risks, other than as disclosed in this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 – January 31, 2025	-	$-	-	$4,510,021
February 1, 2025 – February 29, 2025	-	$-	-	$4,510,021
March 1, 2025 – March 31, 2025	-	$-	-	$4,510,021
Total	-	$-	-	$4,510,021

(1)
On May 5, 2022, we announced that our Board of Directors had approved a share repurchase program to permit us to repurchase up to $5.00 million worth of our issued and outstanding common stock over the three year period ending April 29, 2025.

Item 5.	Other Information

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits

The following exhibits are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Restated Articles of Incorporation of Charles & Colvard, Ltd. (incorporated herein by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2004).

3.2
Articles of Amendment to Restated Articles of Incorporation of Charles & Colvard, Ltd. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on May 15, 2024).

3.3
Bylaws of Charles & Colvard, Ltd., as amended and restated, effective on May 19, 2011 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on May 24, 2011).

3.4
Articles of Amendment to Bylaws of Charles & Colvard, Ltd., as amended and restated, effective May 19, 2011 (incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K, as filed with the SEC on January 24, 2025).

10.1	Settlement Agreement, dated February 10, 2025 by and between Charles & Colvard Ltd. and Wolfspeed, Inc.

10.2
Second Amendment to 2020 Amended and Restated Employment Agreement, dated March 18, 2025, by and between Charles & Colvard, Ltd. and Don O’Connell (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K, as filed with the SEC on March 20, 2025).

10.3
Line of Credit Note, dated as of November 6, 2024 (effective October 31, 2024) by Charles & Colvard, Ltd. to JPMorgan Chase Bank (incorporated herein by reference Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 12, 2024).

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